Form 10-Q
period 1996-09-30
BREED TECHNOLOGIES INC
filed 1996-11-13
CIK 891531

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                            --------------------

                                  FORM 10-Q

[X]         Quarterly Report Pursuant to Section 13 or 15(d) of
                    The Securities Exchange Act of 1934

            For the quarterly period ended:  September 30, 1996
                                      or

[ ]         Transition Report Pursuant to Section 13 or 15(d) of
                    The Securities Exchange Act of 1934

                         Commission File No.  1-11474

--------------------------------------------------------------------------------
                            --------------------
                          BREED TECHNOLOGIES, INC.
              (Exact name of registrant as specified in charter)

Delaware                                                             22-2767118
(State of Incorporation)                    (I.R.S. Employer Identification No.)

5300 Old Tampa Highway
Lakeland, Florida                                                          33811
(Address of principal executive offices)                              (Zip Code)

                                (941) 668-6000
             (Registrant's telephone number, including area code)

                           --------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __.

         As of November 1, 1996, 31,627,965 shares of the registrant's common stock, par value $.01 per share, were outstanding.


--------------------------------------------------------------------------------
                  --------------------------------------------------------------

                                      INDEX


PART I.           FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Condensed Balance Sheets (Unaudited)-
         September 30, 1996 and June 30, 1996........................1

         Consolidated Condensed Statements of Earnings (Unaudited)-
         Three months ended September 30, 1996 and 1995 .............2

         Consolidated Condensed Statements of Cash Flows (Unaudited)-
         Three months ended September 30, 1996 and 1995..............3

         Notes to Consolidated Condensed Financial Statements
         (Unaudited) ................................................4

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations ........................5


PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K ............................6

Signatures ..........................................................6

Consolidated Condensed Balance Sheets (Unaudited)
September 30, 1996 and June 30, 1996

In thousands

                                    September 30,1996              June 30, 1996


ASSETS
Current Assets
Cash and cash equivalents                   $    11,636               $   95,830
Accounts receivable                             171,097                  110,656
Inventories                                      83,831                   52,890

Prepaid expenses                                 22,424                    7,247
                                            -----------             ------------
Total Current Assets                            288,988                  266,623

Net property, plant and equipment               303,577                  171,653

Intangibles                                      44,739                   45,053

Investments and other assets                     13,964                   20,473
                                            -----------             ------------
Total Assets                                $   651,268               $  503,802
                                            ===========             ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Short-term borrowings                        $  112,121               $  120,688
Accounts payable                                107,631                   33,940
Accrued expenses                                 36,811                   21,824
                                            -----------             ------------
Total Current Liabilities                       256,563                  176,452

Long-term debt                                   82,318                   42,123
Other long-term liabilities                      31,524                   10,147
                                            -----------             ------------
Total  Liabilities                              370,405                  228,722
                                            -----------             ------------

Stockholders' Equity
Common stock                                        316                      316
Additional paid-in capital                       76,668                   76,652
Retained earnings                               207,613                  201,981
Other                                           (3,734)                  (3,869)
                                            -----------             ------------
Total Stockholders' Equity                      280,863                  275,080
                                           ------------             ------------
Total Liabilities and Stockholders' Equity   $  651,268               $  503,802
                                            ===========             ============

See Notes to Consolidated Financial Statements.

Consolidated  Condensed  Statements of Earnings  (Unaudited)
Three months ended September 30, 1996 and 1995

In thousands, except earnings per share




                                                  1996                     1995
                                                  -----                    -----
Net sales                                   $     158,671           $     92,601

Cost of sales                                     117,023                 57,737
                                             ------------            -----------

Gross profit                                       41,648                 34,864
                                             ------------            -----------

Selling, general and administrative expenses       15,465                  9,360
Research and development expenses                   7,973                  5,651
                                              -----------            -----------
Total Operating Expenses                           23,438                 15,011
                                             ------------            -----------

Operating income                                   18,210                 19,853
Other income (expense), net                        (5,064)                   748
                                             ------------            -----------
Earnings before income taxes                       13,146                 20,601

Income taxes                                        5,300                  8,000
                                             ------------            -----------

Net earnings                                 $      7,846            $    12,601
                                             ============            ===========

Earnings per share                           $        .25            $       .40
                                             ============            ===========

Average shares outstanding                         31,628                 31,514
                                             ============            ===========




See Notes to Consolidated Financial Statements.


Consolidated Condensed Statements of Cash Flows (Unaudited)
Three months ended September 30, 1996 and 1995

In thousands


        1996            1995

  -----------      ----------
Cash Flows from Operating Activities
Net earnings
  $     7,846      $   12,601
Adjustments to reconcile net earnings to net cash
provided by operating activities:
   Depreciation and amortization
       10,283           3,958
   Changes in working capital items
       11,707          (9,659)
   Change in other assets and other long-term liabilities
        1,158             337

  -----------      ----------
   Net cash provided by operating activities
       30,994           7,237

  -----------      ----------

Cash Flows from Investing Activities
Cost of acquisition, net of cash acquired
      (77,142)            ---
Purchases of property, plant and equipment
      (22,480)        (12,965)
Sales of short-term investments, net
          ---           1,269

  -----------      ----------
Net cash used in investing activities
      (99,622)        (11,696)

  -----------      ----------

Cash Flows from Financing Activities
Dividends paid
       (2,214)         (1,576)
(Repayments) proceeds of debt, net
      (13,382)            303
Stock options exercised
           16              75

  -----------      ----------
Net cash used in financing activities
      (15,580)         (1,198)

  -----------      ----------

Effect of exchange rate changes on cash
           14            (824)

  -----------      ----------

Net decrease in cash and cash equivalents
      (84,194)         (6,481)
Cash and cash equivalents at beginning of period
       95,830          26,355

  -----------      ----------
Cash and cash equivalents at end of period
  $    11,636      $   19,874

  ===========      ==========

Cost of Acquisition:
Working capital, net of cash acquired
  $   (18,085)       $    ---
Property, plant and equipment
     (117,230)            ---
Other assets
         (930)            ---
Long-term debt
       33,910             ---
Other long-term liabilities
       25,193             ---

  -----------      ----------
   Net cost of acquisition
  $   (77,142)       $    ---


  ===========      ==========

See Notes to Consolidated Financial Statements.

              Notes to Consolidated Condensed Financial Statements


Note 1 - Presentation
   In the opinion of management, all adjustments, which include normal recurring accruals, considered necessary for a fair presentation of the financial position, results of operations and cash flows at September 30, 1996, and all periods presented have been included in the accompanying consolidated financial statements. Operating results for the three months ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ending June 30, 1997. Certain amounts in the prior year's Consolidated Condensed Financial Statements have been reclassified to conform to the current year's presentation.

Note 2 - Acquisition
   On July 1, 1996, the Company completed the acquisition of Gallino Plasturgia, S.r.l. and affiliates ("Gallino") from IAO Industrie Riunite S.p.A. The aggregate purchase price for all shares and assets acquired was approximately $131 million, comprised of cash of $79 million and liabilities assumed of $52 million. The acquisition, which was financed through borrowings on the Company's revolving credit agreements, will be accounted for as a purchase. Gallino manufactures steering wheels, instrument panels, bumpers and other plastic trim components used in automotive original equipment and aftermarket applications.

Note 3 - Inventories
   The components of inventory (in thousands) consist of the following:




                                         September 30,                  June 30,
                                                  1996                      1996

                                   -------------------             -------------

Finished Goods                               $  32,049                 $  19,439
Work-in-process                                 19,997                    14,417
Raw Materials                                   31,785                    19,034
                                         -------------             -------------
Total                                        $  83,831                 $  52,890
                                         =============             =============

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
Three Months Ended September 30, 1996 (FY97) Compared to Three Months Ended September 30, 1995(FY96)
       The increase in sales was due to the results of the recently acquired operations in Italy, specifically Gallino Plasturgia S.r.l. and affiliates, a manufacturer of steering wheels, instrument panels, bumpers and other plastic trim components; MOMO S.p.A., a manufacturer of luxury steering wheels and alloy wheels; and Italtest S.r.l., a manufacturer of printed circuit boards. Additionally, the increase in sales of complete airbag systems was offset by a decrease in sales of sensors.

       The increase in gross profit was due to the increased sales. However, as a percent of sales gross profit decreased from 37.6% to 26.2%. The decrease was due principally to lower margins realized by the acquired companies, the start up of new manufacturing facilities, costs associated with consolidation efforts and to a lesser extent by the lower margins realized on complete airbag systems compared to sensor products.

       Operating expenses increased primarily as a result of the acquisitions and to increased R&D spending. The Company's significant R&D activities include non-azide/reduced sized inflator development, electronic sensing (including occupant, weight and horn) and side impact technology.

       Other income (expense), net decreased primarily as a result of acquisition related interest and amortization costs. Interest from borrowings used to fund acquisitions and goodwill amortization related to the new acquisitions amounted to $2,500,000. Additionally, royalty income decreased by $1,300,000. The effective income tax rate increased from 38.8% to 40.3% primarily due to the higher tax rates in foreign operations.

Liquidity and Capital Resources
       The Company's financial position continues to be solid. Growth has been financed through a combination of cash provided from operations and debt financing. Cash provided from operating activities is the primary source of liquidity and amounted to $31 million for the three months ended September 30, 1996.

       The Company has relationships with domestic commercial banks that have provided $200 million under a credit agreement, expiring through December 1998, to finance fluctuations in working capital and acquisitions. As of September 30, 1996, $85 million was available for borrowing under the facilities. The Company intends to restructure its worldwide credit facilities prior to December 31, 1996. Such restructuring will most likely result in the refinancing of domestic and international debt with a combination of short-term revolving credit lines and longer-term debt agreements. Internally generated funds have been used primarily to finance capital expenditures, provide working capital, support research and development activities, and pay dividends. Bank debt has been used to finance acquisitions since April 1996.

       On October 25, 1996 the Company acquired the steering wheel systems operations of United Technologies Automotive, Inc. for approximately $140 million in cash. In order to finance the acquisition the Company obtained an increase in its line of credit from $200 million to $260 million.

       In 1997, the Company plans to invest $85 million in property, plant and equipment to expand capacity and tool new products. Investments continue to be made in new equipment throughout the Company to support productivity improvements, cost reduction programs, and to add capacity for existing and new products.

       Management is not aware of any adverse trends that would materially affect the Company's financial position. Should suitable investment opportunities or working capital needs arise that would require additional financing, management believes that the Company's strong balance sheet and history of exceptional earnings provide a solid base for obtaining additional financial resources.

                                     PART II
                                OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

       (a)  Exhibits - None

       (b) Reports on Form 8-K -The Company filed Form 8-K on July 16, 1996, to report that on July 1, 1996, the Company consummated the acquisition of certain assets and the assumption of certain liabilities from Gallino Componenti Plastici S.p.A., a stock company organized under the laws of Italy; 100% of the outstanding shares of capital stock of FAS, S.p.A. and Iron Sud S.p.A., stock companies organized under the laws of Italy; 51% of the capital shares of ARAS S.r.l., and 100% of the capital shares of AG International S.r.l., AutoAvio S.r.l, and Advanced Plastic Company S.r.l., limited liability companies organized under the laws of Italy, and certain real property (collectively, "GCP") pursuant to a Master Agreement dated July 1, 1996, between IAO Industrie Riunite S.p.A., Gallino Componenti Plastici S.p.A., Carifin S.p.A., Macchi Arturo S.r.l., Gruppo Plastico Industriale S.r.l., Emilio Cazzaniga, and the Company. The aggregate purchase price for all shares and assets acquired in the purchase was approximately $131,000,000, comprised of cash of $79,000,000 and liabilities assumed of $52,000,000.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 Breed Technologies, Inc.
 (Registrant)



November 10, 1996

                                               By:   /s/ Edward H. McFadden
                                                    Edward H. McFadden
                                                    Executive Vice President and
                                                    Chief Financial Officer



                                               By:   /s/  Thomas F. Dugan
                                                    Thomas F. Dugan
                                                    Corporate Controller and
                                                    Chief Accounting Officer