Form 10-Q
period 1996-12-31
BREED TECHNOLOGIES INC
filed 1997-02-14
CIK 891531

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

            For the quarterly period ended: December 31, 1996
                               or

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

         As of January 24, 1997, 31,661,714 shares of the registrant's common stock, par value $.01 per share, were outstanding.


--------------------------------------------------------------------------------

                                    INDEX


PART I.           FINANCIAL INFORMATION                                     Page


Item 1.  Financial Statements

                  Consolidated Condensed Balance Sheets - December 31, 1996
                      (Unaudited)and June 30, 1996 ........................... 1

                  Consolidated Condensed Statements of Earnings (Unaudited)
                      Three and six months ended December 31, 1996 and 1995 .. 2

                  Consolidated Condensed Statements of Cash Flows (Unaudited)
                      Six months ended December 31, 1996 and 1995 ............ 3

                  Notes to Consolidated Condensed Financial Statements
                      (Unaudited) ............................................ 4

Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations ......................  5


PART II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders............        6

Item 6. Exhibits and Reports on Form 8-K ..............................        6

Signatures ............................................................        7

Consolidated Condensed Balance Sheets (Unaudited)
December 31, 1996 and June 30, 1996

In thousands

                                           December 31,               June 30,
                                                   1996                   1996


ASSETS
Current Assets
Cash and cash equivalents                      $ 30,169               $ 95,830
Accounts receivable                             171,327                110,656
Inventories                                      87,294                 52,890

Prepaid expenses                                 19,848                  7,247
                                              ---------              ---------
Total Current Assets                            308,638                266,623

Net property, plant and equipment               349,901                171,653

Intangibles                                     131,997                 45,053

Investments and other assets                     12,450                 20,473
                                               ---------              ---------
Total Assets                                   $802,986               $503,802
                                               =========              =========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Short-term borrowings                          $195,339               $120,688
Accounts payable                                106,526                 33,940
Accrued expenses                                 57,660                 21,824
                                              ---------              ---------
Total Current Liabilities                       359,525                176,452

Long-term debt                                  131,433                 42,123

Other long-term liabilities                      30,010                 10,147
                                              ---------              ---------
Total Liabilities                               520,968                228,722
                                              ---------              ---------

Stockholders' Equity
Common stock                                        316                    316
Additional paid-in capital                       77,303                 76,652
Retained earnings                               208,547                201,981
Other                                            (4,148)                (3,869)
                                              ---------            -----------

Total Stockholders' Equity                      282,018                275,080
                                              ---------              ---------

Total Liabilities and Stockholders' Equity     $802,986               $503,802
                                              =========              =========

See Notes to Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Earnings (Unaudited) Three and six months ended December 31, 1996 and 1995

In thousands, except earnings per share







                                                   Three Months Ended               Six Months Ended
                                                      December 31,                    December 31,
                                                ------------------------        -------------------------
                                                       1996         1995              1996           1995
Net sales                                       $ 182,567     $ 105,655         $ 341,238      $  198,256

Cost of sales                                       145,877       62,811           262,454        120,548
                                                -----------   ----------        ----------     ----------

Gross profit                                         36,690       42,844            78,784         77,708
                                                -----------   ----------        ----------     ----------

    Operating expenses
    Selling, general and administrative expenses     16,718        9,638            32,183         18,998
    Research and development expenses                 9,846        5,942            17,819         11,594
    Amortization of intangibles                         796          410             2,078            816
                                                -----------   ----------        ----------     ----------
    Total operating expenses                         27,360       15,990            52,080         31,408
                                                -----------   ----------        ----------     ----------

Operating income                                      9,330       26,854            26,704         46,300

Other income (expense), net                         (4,380)        1,688           (8,608)          2,843
                                                -----------   ----------        ----------     ----------
Earnings before income taxes                          4,950       28,542            18,096         49,143

Income taxes                                          1,800       10,700             7,100         18,700
                                                -----------   ----------        ----------     ----------

Net earnings                                    $     3,150     $ 17,842         $  10,996      $  30,443
                                                ===========   ==========        ==========     ==========

Earnings per share                              $       .10     $    .57         $     .35      $     .97
                                                ===========   ==========        ==========     ==========

Average shares outstanding                           31,640       31,531            31,634         31,522
                                                ===========   ==========        ==========     ==========





See Notes to Consolidated Condensed Financial Statements.



Consolidated Condensed Statements of Cash Flows (Unaudited)
Six months ended December 31, 1996 and 1995
In thousands


                                                                          1996                 1995
                                                                       ------------         -----------
Cash Flows from Operating Activities
Net earnings                                                          $     10,996          $    30,443
Adjustments to reconcile net earnings to net cash
provided by operating activities:
   Depreciation and amortization                                             21,532               9,197
   Changes in working capital items                                          56,290             (26,103)
   Other                                                                   (16,466)                (567)
                                                                      -------------         -----------
Net cash provided by operating activities                                    72,352              12,970
                                                                      -------------         -----------

Cash Flows from Investing Activities
Cost of acquisition, net of cash acquired                                 (211,033)                 ---
Purchases of property, plant and equipment                                 (41,679)             (19,879)
Sales of short-term investments, net                                            ---               5,554
                                                                      -------------         -----------
Net cash used in investing activities                                     (252,712)             (14,325)
                                                                      -------------         -----------

Cash Flows from Financing Activities
Dividends paid                                                               (4,430)             (3,152)
Proceeds from (repayments of) debt, net                                     118,951              (2,366)
Stock options exercised                                                         651                 408
                                                                      -------------         -----------
Net cash provided by (used in) financing activities                         115,172              (5,110)
                                                                      -------------         -----------

Effect of exchange rate changes on cash                                        (473)               (822)
                                                                      -------------         -----------

Net decrease in cash and cash equivalents                                   (65,661)             (7,287)
Cash and cash equivalents at beginning of period                             95,830              26,355
                                                                      -------------         -----------
Cash and cash equivalents at end of period                            $      30,169        $     19,068
                                                                      =============         ===========

Cost of Acquisition:
Working capital, net of cash acquired                                 $     (44,239)         $      ---
Property, plant and equipment                                              (151,234)                ---
Cost in excess of net assets acquired                                       (72,914)                ---
Investments and other assets                                                (18,994)                ---
Long-term debt                                                               33,910                 ---
Other long-term liabilities                                                  42,438                 ---
                                                                      -------------         -----------
Net cost of acquisition                                                $   (211,033)          $     ---
                                                                      =============         ===========




See Notes to Consolidated Condensed Financial Statements.


Notes to Consolidated Condensed Financial Statements


Note 1 - Presentation
In the opinion of management, all adjustments, which include normal recurring accruals, considered necessary for a fair presentation of the financial position, results of operations and cash flows at December 31, 1996, and all periods presented have been included in the accompanying consolidated condensed financial statements. Operating results for the six months ended December 31, 1996, are not necessarily indicative of the results that may be expected for the year ending June 30, 1997. Certain amounts in the prior year's Consolidated Condensed Financial Statements have been reclassified to conform to the current year's presentation.

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

On October 25, 1996, the Company completed the acquisition of certain assets and the assumption of certain liabilities of the "North American Steering Wheels Operation" of United Technologies and 100% of the outstanding shares of United Technologies Automotive Clifford Limited. The purchase price cash consideration of approximately $153.5 million included payment of $17.4 million of Clifford intercompany financing and a $13 million post-closing purchase price adjustment to be paid in February. The funds used by the Company for the acquisition were obtained from borrowings under the Company's Revolving Credit Agreements. The acquired operations which will be called United Steering Systems, Inc. (USS) produces steering wheels, airbag covers, horn pads and related molded products. USS is located in Grabill, Indiana; Monterrey, Mexico; and Birmingham, England. USS has annual revenues of approximately $150 million.

For both  acquisitions  the purchase price  adjustments have not been finalized.
The  purchase  price   allocations   are  preliminary  and  subject  to  further
adjustments.

Note 3 - Inventories
The components of inventory (in thousands) consist of the following:


                                  December 31,                  June 30,
                                         1996                       1996
                           ------------------                  ---------



Finished Goods                        $35,792                    $19,439
Work-in-process                        21,130                     14,417
Raw Materials                          30,372                     19,034
                                -------------                -----------
Total                                 $87,294                    $52,890
                                =============                ===========

Note 4 - Borrowings
On October 25, 1996, the Company increased its line of credit from $200 million to $260 million in order to finance the acquisition of USS (see Note 2).

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (Second Quarter FY97)
Three Months Ended December 31, 1996 (FY97) Compared to Three Months Ended December 31, 1995 (FY96) Net sales increased approximately $77 million due principally to the results of the Gallino, MOMO and United Steering Systems acquisitions. Sales for these operations amounted to approximately $100 million and were comprised of steering wheels, alloy wheels, instrument panels, bumpers and other plastic trim components. Electromechanical sensor sales decreased approximately $18 million due primarily to a loss of volume as a major customer shifts to "in-house" electronic sensors.

As a percent of sales, gross profit decreased from 41% to 20%. Gross profit on sales of products related to the new acquisitions are significantly lower as a percent of sales compared to margins on the Company's sensor products. Additionally, plant consolidation costs and costs associated with the start-up of certain new inflator products contributed to the decrease in gross profit.

Operating expenses increased primarily as a result of the acquisitions and to increased R&D spending related to new product development for non-azide/reduced sized inflators, electronic sensing (including occupant, weight and horn) and side impact technology.

Other income (expense), net decreased primarily due to an increase in net interest expense of $6 million. Approximately $4 million was incurred as a result of borrowings used to purchase the new acquisitions. The remaining interest expense is primarily related to the existing debt of the new acquisitions. Additionally, royalty income decreased by $1,000,000.

Six Months Ended December 31, 1996 (FY97) Compared to Six Months Ended December 31, 1995 (FY96) Net sales increased approximately $143 million due principally to the results of the Gallino, MOMO and United Steering Systems acquisitions. Sales for these operations amounted to approximately $163 million and were comprised of steering wheels, alloy wheels, instrument panels, bumpers and other plastic trim components. Electro- mechanical sensor sales decreased approximately $25 million due primarily to a loss of volume as a major customer shifts to "in-house" electronic sensors.

As a percent of sales, gross profit decreased from 39% to 23%. Gross profit on sales of products related to the new acquisitions are significantly lower as a percent of sales compared to margins on the Company's sensor sales. Additionally, plant consolidation costs contributed to the decrease in gross profit.

Operating expenses increased primarily as a result of the acquisitions and to increased R&D spending related to new product development for non-azide/reduced sized inflators, electronic sensing (including occupant, weight and horn) and side impact technology.

Other income (expense), net decreased primarily due to an increase in net interest expense of $10.2 million. Approximately $6 million was incurred as a result of borrowings used to purchase the new acquisitions. The remaining interest expense is primarily related to the existing debt of the new acquisitions. Additionally, royalty income decreased by $2 million.

Liquidity and Capital Resources
Growth has been financed through a combination of cash provided from operations and debt financing. Cash provided from operating activities is the primary source of liquidity and amounted to $72 million for the six months ended December 31, 1996.

The Company has relationships with domestic commercial banks that have provided $260 million under a credit agreement, expiring through December 1998, to finance fluctuations in working capital and acquisitions. As of December 31, 1996, $12 million was available for borrowing under the facilities. The Company intends to restructure its worldwide credit facilities prior to March 31, 1997. Such restructuring will most likely result in the refinancing of domestic and international debt with a combination of short-term revolving credit lines and longer-term debt agreements. Internally generated funds have been used primarily to finance capital expenditures, provide working capital, support research and development activities, and pay dividends. Bank debt has been used to finance acquisitions since April 1996.

In January the Company announced its intent to acquire Custom Trim Group of Companies. Custom Trim is the industry's primary supplier of leather-wrapped steering wheels. In order to finance the acquisition the Company will obtain an increase in its line of credit.

In 1997, the Company plans to invest $75 million in property, plant and equipment to expand capacity and tool new products. Investments continue to be made in new equipment throughout the Company to support productivity improvements, cost reduction programs, and to add capacity for existing and new products.

Management is not aware of any adverse trends that would materially affect the Company's financial position. Should suitable investment opportunities or working capital needs arise that would require additional financing, management believes that the Company's strong balance sheet and history of exceptional earnings provide a solid base for obtaining additional financial resources.


                                     PART II
                                OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
At the Company's Annual Meeting of Stockholders held on November 20, 1996, the following proposal was adopted by the votes specified below:


                                                                                                                    Broker
Proposal                                                    For         Against       Withheld        Abstain       Nonvotes (1)
                                                            ---         -------       --------        -------       --------
Election of Directors:
    Allen K. Breed                                    29,222,966              --       109,057             --              --
    Johnnie Breed                                     29,222,981              --       109,042             --              --
    Peter A. Lewis                                    29,225,183              --       106,840             --              --
    Larry W.  McCurdy                                 30,226,348              --       105,675             --              --
    Daniel M. Edelman                                 29,224,631              --       107,392             --              --
An increase in the number of shares of Common Stock
available for issuance underthe 1992 Director Stock
Option Plan from 50,000 to 100,000 shares             28,876,586        373,022             --         82,415              --

------------------


(1) Votes counted for determining whether a quorum existed at the meeting, as to which the broker or other nominee holder was not authorized by the beneficial owner to cast a vote on this particular proposal but was authorized to cast (and did cast) a vote on at least one other proposal.


Item 6.  Exhibits and Reports on Form 8-K

       (a)  Exhibits - None

       (b) Reports on Form 8-K -The Company filed Form 8-K on November 9, 1996 to report that on October 25, 1996, the Company consummated the acquisition of certain assets and the assumption of certain liabilities of the "North American Steering Wheels Operation" of United Technologies and 100% of the outstanding shares of capital stock of United Technologies Automotive Clifford Limited, an English company.




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






February 14, 1997

                                                   By:   /s/ Edward H. McFadden
                                                             Edward H. McFadden
                                                    Executive Vice President and
                                                         Chief Financial Officer