Form 10-Q
period 1997-03-31
BREED TECHNOLOGIES INC
filed 1997-05-15
CIK 891531

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

                 For the quarterly period ended: March 31, 1997
                                       or

[ ]         Transition Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                           Commission File No. 1-11474


                              --------------------

                            BREED TECHNOLOGIES, INC.
               (Exact name of registrant as specified in charter)

Delaware                                                              22-2767118
(State of Incorporation)                     I.R.S. Employer Identification No.)

5300 Old Tampa Highway
Lakeland, Florida                                                          33811
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

         As of April 18, 1997, 31,659,683 shares of the registrant's common stock, par value $.01 per share, were outstanding.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                      INDEX


PART I.           FINANCIAL INFORMATION                                     Page


Item 1.  Financial Statements

    Consolidated Condensed Balance Sheets - March 31, 1997
    (Unaudited) and June 30, 1996 .............................................1

    Consolidated Condensed Statements of Earnings (Unaudited)
    Three and nine months ended March 31, 1997 and 1996........................2

    Consolidated Condensed Statements of Cash Flows (Unaudited)
    Nine months ended March 31, 1997 and 1996 .................................3

    Notes to Consolidated Condensed Financial Statements
    (Unaudited) ...............................................................4

Item 2.  Management's Discussion and Analysis of Financial
    Condition and Results of Operations .......................................5


PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K ......................................6

Signatures ....................................................................7


Consolidated Condensed Balance Sheets (Unaudited)
March 31, 1997 and June 30, 1996

In thousands

                                                                     March 31,               June 30,
                                                                         1997                   1996
                                                                     --------                -------


ASSETS
Current Assets
Cash and cash equivalents                                            $ 18,057               $ 95,830
Accounts receivable                                                   227,012                110,656
Inventories                                                            88,437                 52,890
Prepaid expenses                                                        7,119                  7,247
                                                                     ---------             ---------
Total Current Assets                                                  340,625                266,623

Net property, plant and equipment                                     359,772                171,653

Intangibles                                                           176,895                 45,053

Investments and other assets                                           20,621                 20,473
                                                                     ---------             ---------
Total Assets                                                         $897,913               $503,802
                                                                     =========             =========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Short-term borrowings                                                $288,290               $120,688
Accounts payable                                                      119,616                 33,940
Accrued expenses                                                       47,946                 21,824
                                                                     ---------             ---------
Total Current Liabilities                                             455,852                176,452

Long-term debt                                                        137,110                 42,123

Other long-term liabilities                                            30,197                 10,147
                                                                     ---------             ---------
Total Liabilities                                                     623,159                228,722
                                                                     ---------             ---------

Stockholders' Equity
Common stock                                                              317                    316
Additional paid-in capital                                             77,194                 76,652
Retained earnings                                                     207,827                201,981
Other                                                                 (10,584)                (3,869)
                                                                     ----------             --------

Total Stockholders' Equity                                            274,754                275,080
                                                                     ---------              ---------

Total Liabilities and Stockholders' Equity                           $897,913               $503,802
                                                                     =========              =========

See Notes to Consolidated Condensed Financial Statements.


Consolidated Condensed Statements of Earnings (Unaudited) Three and nine months ended March 31, 1997 and 1996

In thousands, except earnings per share






                                                   Three Months Ended               Nine Months Ended
                                                       March 31,                        March 31,
                                                ------------------------        -------------------------
                                                    1997         1996              1997           1996

Net sales                                       $   209,409   $  103,927         $ 550,646     $  302,183

Cost of sales                                       171,454       68,086           433,908        188,635
                                                -----------   ----------        ----------     ----------

Gross profit                                         37,955       35,841           116,738        113,548
                                                -----------   ----------        ----------     ----------

Selling, general and administrative                  19,089        9,880            51,272         28,877
Research and development expenses                     9,498        5,744            27,317         17,338
Amortization of intangibles                           2,240          546             4,318          1,362
                                                -----------   ----------        ----------     ----------
Total operating expenses                             30,827       16,170            82,907         47,577
                                                -----------   ----------        ----------     ----------

Operating income                                      7,128       19,671            33,831         65,971

Interest income (expense), net                       (6,076)         106           (16,192)           228
Other income (expense), net                           1,449        3,815             2,958          6,536
                                                -----------   ----------        ----------     ----------

Earnings before income taxes                          2,501       23,592            20,597         72,735

Income taxes                                          1,000        8,700             8,100         27,400
                                                -----------   ----------        ----------     ----------

Net earnings                                    $     1,501     $ 14,892        $   12,497      $  45,335
                                                ===========   ==========        ==========     ==========

Earnings per share                              $       .05     $    .47        $      .40  $        1.44

                                                ===========   ==========        ==========     ==========

Average shares outstanding                           31,661       31,556            31,643         31,533
                                                ===========   ==========        ==========     ==========




See Notes to Consolidated Condensed Financial Statements.


Consolidated Condensed Statements of Cash Flows (Unaudited)
Nine months ended March 31, 1997 and 1996
In thousands


                                                                          1997                 1996

                                                                      -------------         -----------
Cash Flows from Operating Activities
Net earnings                                                          $      12,497          $   45,335
Adjustments to reconcile net earnings to net cash
provided by operating activities:
   Depreciation and amortization                                             34,063              13,792
   Changes in working capital items                                          14,029             (37,211)
   Other                                                                    (12,818)               (254)
                                                                      -------------         -----------
Net cash provided by operating activities                                    47,771              21,662
                                                                      -------------         -----------

Cash Flows from Investing Activities
Cost of acquisition, net of cash acquired                                  (266,997)               ---
Purchases of property, plant and equipment                                  (61,396)            (32,400)
Sales of short-term investments, net                                            117               6,046
                                                                      -------------         -----------
Net cash used in investing activities                                     (328,276)             (26,354)
                                                                      -------------         -----------

Cash Flows from Financing Activities
Dividends paid                                                               (6,644)             (4,729)
Proceeds from (repayments of) debt, net                                     215,890              (1,386)
Stock options exercised                                                         542                 424
                                                                      -------------         -----------
Net cash provided by (used in) financing activities                         209,788              (5,691)
                                                                      -------------         -----------

Effect of exchange rate changes on cash                                      (7,056)             (1,116)
                                                                      -------------         -----------

Net decrease in cash and cash equivalents                                   (77,773)            (11,499)
Cash and cash equivalents at beginning of period                             95,830              26,355
                                                                      -------------         -----------
Cash and cash equivalents at end of period                            $      18,057        $     14,856
                                                                      =============         ===========

Cost of Acquisition:
Working capital, net of cash acquired                                 $     (40,738)         $     ---
Property, plant and equipment                                              (162,936)               ---
Cost in excess of net assets acquired                                      (121,061)               ---
Investments and other assets                                                (19,119)               ---
Long-term debt                                                               33,910                ---
Other long-term liabilities                                                  42,947                ---
                                                                      -------------         -----------
Net cost of acquisition                                                $   (266,997)          $    ---
                                                                      =============         ===========




See Notes to Consolidated Condensed Financial Statements.

Notes to Consolidated Condensed Financial Statements
Note 1 - Presentation
In the opinion of management, all adjustments, which include normal recurring accruals, considered necessary for a fair presentation of the financial position, results of operations and cash flows at March 31, 1997, and all periods presented have been included in the accompanying consolidated condensed financial statements. Operating results for the nine months ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ending June 30, 1997. Certain amounts in the prior year's Consolidated Condensed Financial Statements have been reclassified to conform to the current year's presentation.

Note 2 - Acquisition
On July 1, 1996, the Company completed the acquisition of Gallino Plasturgia, S.r.l. and affiliates ("Gallino") from IAO Industrie Riunite S.p.A. The aggregate purchase price for all shares and assets acquired was approximately $131 million, comprised of cash of $79 million and liabilities assumed of $52 million. The acquisition, which was financed through borrowings on the Company's revolving credit agreements, will be accounted for as a purchase. Gallino manufactures steering wheels, instrument panels, bumpers and other plastic trim components used in automotive original equipment and aftermarket applications. Gallino has annual revenues of approximately $250 million.

On October 25, 1996, the Company completed the acquisition of certain assets and the assumption of certain liabilities of the "North American Steering Wheels Operation" of United Technologies and 100% of the outstanding shares of United Technologies Automotive Clifford Limited. The purchase price cash consideration of approximately $153.5 million included payment of $17.4 million of Clifford intercompany financing. The funds used by the Company for the acquisition were obtained from borrowings under the Company's Revolving Credit Agreements. The acquired operations which will be called United Steering Systems, Inc. (USS) produces steering wheels, airbag covers, horn pads and related molded products. USS is located in Grabill, Indiana; Monterrey, Mexico; and Birmingham, England. USS has annual revenues of approximately $150 million.

On February 25, 1997, the Company completed the acquisition of the stock of BTI Investments, Inc. ("BTI") a holding company which owns the Custom Trim group of companies. The purchase price was $70 million in cash, subject to any post closing audit adjustments. Additionally, up to $5,000,000 may be paid on September 1, 2002, contingent upon BTI attaining certain operating profit targets for each of the years subsequent to the acquisition date. The funds used by the Company to acquire BTI were obtained from borrowings under the Company's Revolving Credit Agreements. The acquired operations which will be called Custom Trim Ltd. produces leather-wrapped steering wheels, shift knobs and shift boots, injection molded levers and leather/vinyl cloth sewing of armrests, headrests and seating. Custom Trim has annual revenues of approximately $100 million and has manufacturing locations in Canada and Mexico.

For all acquisitions the purchase price adjustments have not been finalized. The purchase price allocations are preliminary and subject to further adjustments.

Note 3 - Inventories
The components of inventory (in thousands) consist of the following:
                                     March 31,                  June 30,
                                         1997                       1996

Finished Goods                        $30,602                    $19,439
Work-in-process                        22,188                     14,417
Raw Materials                          35,647                     19,034
                                -------------                -----------
Total                                 $88,437                    $52,890
                                =============                ===========

Note 4 - Borrowings
On April 29, 1997, the Company closed on a $450 million Revolving Credit Facility consisting of a $250 million 364-Day Credit Agreement and a $200 million Five-Year Credit Agreement. A portion of the proceeds from the facility was used to retire the Company's former line of credit, which amounted to $345 million at March 31, 1997.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve a number of risks and uncertainties. When used in this Quarterly Report on Form 10-Q the words "believes," "anticipated" and similar expressions are intended to identify forward-looking statements. There are a number of factors that could cause the Company's actual results to differ materially from those forecasted or projected in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligations to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Results of  Operations  (Third  Quarter  FY97) Three Months Ended March 31,
1997  (FY97)
Compared to Three Months Ended March 31, 1996 (FY96) Net sales increased approximately $105 million due principally to the results of the Gallino, MOMO, United Steering Systems and Custom Trim acquisitions. Sales for these operations amounted to approximately $125 million and were comprised of steering wheels, alloy wheels, instrument panels, bumpers and other plastic and leather-wrapped trim components. Electromechanical sensor sales decreased approximately $14 million due primarily to a loss of volume as a major customer shifts to "in-house" electronic sensors.

As a percent of sales, gross profit decreased from 34% to 18%. Gross profit on sales of products related to the new acquisitions are lower as a percent of sales compared to margins on the Company's sensor products. Additionally, plant consolidation costs contributed to the decrease in gross profit.

Operating expenses increased primarily as a result of the acquisitions and to increased R&D spending related to new product development for non-azide/reduced sized inflators, electronic sensing (including occupant, weight and horn) and side impact technology.

Net interest expense increased approximately $6 million primarily as a result of borrowings used to purchase the new acquisitions and to the existing debt of the new acquisitions. The decrease in other income (expense), net was due primarily to the decrease in royalty income.

Nine Months Ended March 31, 1997 (FY97) Compared to Nine Months Ended March
31, 1996 (FY96)
Net sales increased approximately $248 million due principally to the results of the Gallino, MOMO, United Steering Systems and Custom Trim acquisitions. Sales for these operations amounted to approximately $285 million and were comprised of steering wheels, alloy wheels, instrument panels, bumpers and other plastic and leather-wrapped trim components. Electro-mechanical sensor sales decreased approximately $40 million due primarily to a loss of volume as a major customer shifts to "in-house" electronic sensors.

As a percent of sales, gross profit decreased from 38% to 21%. Gross profit on sales of products related to the new acquisitions are lower as a percent of sales compared to margins on the Company's sensor sales. Additionally, plant consolidation costs contributed to the decrease in gross profit.

Operating expenses increased primarily as a result of the acquisitions and to increased R&D spending related to new product development for non-azide/reduced sized inflators, electronic sensing (including occupant, weight and horn) and side impact technology.

Net interest expense increased approximately $16 million primarily as a result of borrowings used to purchase the new acquisitions and to the existing debt of the new acquisitions. The decrease in other income (expense), net was due primarily to the decrease in royalty income.

Liquidity and Capital Resources
Growth has been financed through a combination of cash provided from operations and debt financing. Cash provided from operating activities is the primary source of liquidity and amounted to $48 million for the nine months ended March 31, 1997.

On April 29, 1997, the Company closed on a $450 million Revolving Credit Facility consisting of a $250 million 364-Day Credit Agreement and a $200 million Five-Year Credit Agreement. A portion of the proceeds were used to retire the amount outstanding under the Company's former Revolving Credit Facility which amounted to $345 million at March 31, 1997. The Company's Revolving Credit Facility currently has approximately $100 million of unused borrowing capacity. Management believes that the Company's current Revolving Credit Facility combined with cash expected to be generated from operations will be adequate to cover the Company's normal capital and operational needs. Internally generated funds have been used primarily to finance capital expenditures, provide working capital, support research and development activities, and pay dividends. Bank debt has been used to finance acquisitions since April 1996.


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


                                     PART II
                                OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

       (a)  Exhibits - None

       (b) Reports on Form 8-K -The Company filed Form 8-K on March 5, 1997 to report that on February 25, 1997, the Company consummated the acquisition of the stock of BTI Investments, Inc., a holding company which owns the Custom Trim group of companies.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            Breed Technologies, Inc.
                                  (Registrant)






May 15, 1997

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