Form 10-K
period 1997-06-30
BREED TECHNOLOGIES INC
filed 1997-09-29
CIK 891531

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 1997
                           OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-11474

                            BREED TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

        Delaware                                        22-2767118
(State or other jurisdiction of            (I.R.S. Employer  Identification No.)
incorporation or organization)

5300 Old Tampa Highway
Lakeland, Florida                                        33811
(Address of principal  executive offices)              (Zip Code)

Registrant's telephone number, including area code: (941) 668-6000

Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of each exchange
      Title of each class                                on which registered
      -------------------                                -------------------
  Common Stock, $.01 par value                          New York Stock Exchange

Securities registered pursuant to section 12(g) of the act:  None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes_X_  No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of July 31, 1997, the approximate aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was $263,834,000 based on the last reported sale price of the Company's Common Stock on the New York Stock Exchange as of the close of business on July 31, 1997. There were 31,679,217 shares of Common Stock outstanding as of July 31, 1997.

                  DOCUMENTS OR PARTS INCORPORATED BY REFERENCE

                                                    Form 10K Part into Which the
Document                                             Document is Incorporated
--------                                             ------------------------
Proxy Statement                                      Part III
relating to Registrant's Annual Meeting
of Stockholders to be held on November 20, 1997

                                     PART I

ITEM 1. BUSINESS

BREED Technologies, Inc. (the "Company" or "BREED") designs, develops, manufactures and sells a complete range of occupant safety systems and other components including electronic and electromechanical sensors, airbag modules, inflators, steering wheels, and plastic exterior and interior components. The Company's reed switch and silicon micro sensor products are used in a wide variety of automotive as well as industrial sensor and switching applications. Headquartered in Lakeland, Florida, BREED is one of the world's leading suppliers of automotive occupant safety systems and steering wheels, providing its global automotive customers with research and development, engineering and manufacturing support through its global network of facilities in 13 countries. BREED employs more than 11,100 people at its 57 facilities worldwide.

BREED has acquired nine companies in the past three years, five in the area of electronic components and subassemblies and four in the area of steering wheels, interior/exterior components and automotive accessories. Throughout the world, BREED subsidiaries - A(2)M, BREED Italia, Custom Trim, Force Imaging, Gallino Plasturgia, Hamlin, Italtest, MOMO, United Steering Systems and VTI Hamlin - provide leading technologies to automotive, industrial and commercial markets.

Recent  Developments

Recent acquisitions provide BREED with strategic vertical and horizontal integration, and strengthen our position as a major global supplier of fully integrated occupant safety systems. BREED completed several strategic acquisitions in fiscal 1997, including:

o In July 1996, the steering wheel and plastic exterior and interior components business of the Gallino Group.

o  In  October  1996,  the  steering  wheel  business  of  United   Technologies
Automotive, renamed United Steering Systems, which provided additional patented technologies and expanded BREED's customer base, and;

o In March 1997, Custom Trim Ltd., the automobile industry's primary supplier of leather-wrapped steering wheels and shift knobs.

These acquisitions, combined with the Company's acquisition of MOMO, established BREED as the world's largest supplier of steering wheels. This position enables BREED to bid on global steering wheel contracts and provides an entry point for bidding other global supply agreements in the area of occupant safety. To better integrate these acquisitions, and to enhance customer support and focus product development in the Company's core business, BREED restructured its business in three product divisions during the year. The new structure reflects the significant shift in BREED's product mix toward integrated occupant safety systems. The new business units are Electronics/Sensors, Steering Wheels & Interiors, and Air Bags/Inflators.

On August 27, 1997, BREED entered into an Asset Purchase Agreement with AlliedSignal, Inc. to acquire its automotive safety restraint business. AlliedSignal Safety Restraint Systems has annual sales in excess of $900 million and employs 7,700 people in 14 plants in seven countries. It is the largest supplier of seatbelts and third largest supplier of airbags in the United States. Management believes that this strategic combination will make BREED an even stronger global competitor in fully integrated occupant safety systems. The transaction is expected to be completed following regulatory review, as well as other legal requirements in various countries where these businesses operate.

                                    Products

Electronic Products

The Company's principal electronic product line consists of its component products, including sensors for airbag and non-airbag applications and other reed switch and reed relay products.

In the airbag sensor market, the Company sells a range of electromechanical
(EMS) sensors, which are based on its proprietary technology. These EMS sensor products include both ball-in-tube designs and reed switch designs which are used in vehicles sold in Europe and North America. The Company has manufactured and sold in excess of 90 million EMS sensors since 1987, and continues to maintain a significant market position in EMS sensors. These sensors are used as both complete sensing systems (typically two or three EMS sensors coupled with a diagnostic module) and in conjunction with electronic sensors (typically one or two EMS sensors per vehicle).

Many vehicle manufacturers are considering and/or commencing the use of electronic sensing diagnostic systems (located in the occupant compartment of a vehicle). Increased use of electronic sensing diagnostic systems will reduce the use of EMS components in the crash sensing market. In response to this industry trend, the Company has completed development, and commenced marketing a series of electronic airbag sensing diagnostic modules
(SDM) which include electronic discriminating sensors, electromechanical safing sensors and diagnostic circuitry. These SDM products are designed to meet vehicle manufacturer requirements for passenger compartment electronic sensing. Planned for this next model year is the 'next generation' BREED SDM, offering greater functionality while reducing costs.

In order to maintain the Company's rigid cost and quality standards, BREED has vertically integrated the next generation of electronic sensors through Hamlin, VTI Hamlin and A2M (Enhanced Algorithm Capabilities). This enables the Company to control sourcing for the most critical components of its SDM. In non-airbag applications, the Company sells reed switch and silicon capacitive sensors for use in an increasing number of automotive and non-automotive (e.g., industrial and medical) products. Reed switch sensor products are used to sense position or proximity in a wide range of commercial equipment (photocopy machines, exercise equipment, security systems, cellular phones, etc.). The Company's silicon sensor products, which include designs to sense acceleration, pressure or angular rate changes, are used in automotive applications such as electronically controlled suspension, antilock braking, fuel vapor recovery and manifold absolute pressure products.

In April 1996 the Company  acquired  Italtest.  This  company  has  high-quality
electronics   manufacturing   capabilities   and  is  currently  making  sensing
diagnostic modules for BREED Italia's airbag systems.

In May 1996 the Company acquired Force Imaging Technologies, Inc. (FIT). This company has a unique patented technology of variable force sensors that have many applications, including multi-funtion steering wheel capabilities, occupant sensing and automated seat belt tensioning.

In November 1996 the Company acquired A2M. This company specializes in algorithm development and signal processing techniques.

Airbag Systems and Components (Inflators,  Modules and AMS)

The Company produces driver-side, passenger-side, and side impact airbag systems. The Company has been supplying mechanically initiated inflators and modules since 1989, electronically initiated inflators and modules since 1994 and passenger side inflators and modules since 1995. The Company offers inflators for use in full size airbag systems (US requirement), its smaller FacebagTM systems (European requirement) and side impact systems. These inflator products include inflators using sodium azide-based propellants, hybrid (compressed gas and propellant), "Eco-safe" non-sodium azide-based propellant, and stored gas designs.

Steering Wheel/Leather Wrapping

The Company acquired Gallino (July 1, 1996) and MOMO (April 15, 1996), steering wheel suppliers to OEMs in Europe, Asia and the U.S. On October 25, 1996, the Company acquired the North American and United Kingdom steering wheel business of United Technologies. This acquisition allows the Company to supply steering wheels to OEMs in the United States, Canada, Mexico and the United Kingdom. It further enhances the Company's ability to provide complete integrated airbag steering wheels to OEMs. Additionally, the Company acquired the stock of BTI Investments, whose principal business is conducted under the trade name of Custom Trim. It primarily provides leather wrapping services for steering wheels and other automotive accessories.

                                    Customers

BREED's future success in the airbag business will depend in large part on its ability to supply complete occupant protection systems (crash sensors, airbag modules, steering wheels and integrated airbag/steering wheels) to meet the changing requirements of automobile manufacturers.

Sales by the Company to Ford for fiscal 1995, 1996 and 1997 accounted for 37%, 33% and 25%, respectively, of the Company's total net sales for these periods. Sales by the Company to GM and Delphi (including Delco) for fiscal 1995, 1996 and 1997 accounted for 40%, 26% and 13%, respectively, of the Company's total net sales for these periods. Sales by the Company to the Fiat Group for fiscal 1996 and 1997 accounted for 14% and 32% , respectively, of the Company's sales.

The Company supplies its sensor products primarily to vehicle OEMs, such as Ford, Fiat, Nissan, Mazda, and to Tier 1 suppliers, such as Delphi (through Delco). Although the Company has multi-year EMS supply agreements with Ford and Delphi (through Delco), these contracts do not commit such customers to purchase any specified quantities of products from the Company, and each of the agreements is subject to termination under certain conditions. Ford and GM are replacing EMS sensors with electronic sensors; however, BREED's EMS sensors are being used as auxiliary sensors in certain vehicles. BREED has expanded its product lines to include down-sized EMS sensors, electronic SDMs and silicon microsensors, as well as additional EMS sensors designed for use in SDMs. In order to meet the demands of the increasing electronic sensor market, the Company has micromachining manufacturing, electronic assembly capabilities and algorithm technology. As the EMS sensor market shifts to electronic, BREED is adversely affected since there can be no assurance that these new products will achieve as broad a market position for the Company as it achieved with its current EMS sensor products; however, additional product lines including electronic sensing and steering wheels are favorably impacting BREED.

The Company supplies Fiat, Ford of Australia, Chrysler, Jaguar, Proton, and Ssangyong with airbag modules, and Delphi, Mazda and Suzuki with inflators. The Company has entered into a multi-year supply agreement with Fiat, Delphi, Proton and Nihon Plast under which the Company supplies inflators and airbag modules; these supply agreements are subject to termination under certain conditions. In addition, the Company supplies Fiat electronic sensing diagnostic modules.

BREED has positioned itself through the acquisitions of MOMO, Gallino and United Steering Systems as the world's largest supplier of steering wheels. The Company's wood and leather steering wheels, light alloy wheels and other high-end car accessories are sold primarily to OEMs such as Ferrari, Lamborghini, Jaguar, Porsche, Honda, Fuji Heavy and Nissan. In addition, the
Company sells these products to the aftermarket through its distribution centers. High-volume steering wheel customers include Ford, the Fiat Group, Chrysler and Nissan. Ford has changed their agreement structure from long-term agreements to Total Cost Management ("TCM") agreements. The major customers for the Company's leather wrapping business are TRW, Delphi, Petri, Toyota Gosei and Centoco.

The Company sells its reed switch and silicon sensor products to a large number of manufacturers of equipment sold for automotive and non-automotive applications. Significant customers include Delphi (including Delco), Morton/Autoliv, Siemens, Bosch, Temic, TRW, Xerox, SMP and Nordic Track, as well as vehicle OEM customers, including Mitsubishi, Toyota and GM.

Sales and Engineering Support

The Company's customers require early involvement of their suppliers in the design and engineering aspects of product development. Automobile manufacturers seek the Company's assistance in airbag sensor and system design and calibration and the Company has assumed engineering responsibility for the development of certain components of these sensor airbag systems, including the performance testing necessary to ensure compliance with the standards and specifications. The Company has dedicated certain of its engineering staff to the support of its major customers.

                           Suppliers and Raw Materials

The Company purchases many of the components for its products (including certain plastic parts, certain stampings, magnets, precision steel balls, contacts, certain electronic assemblies, certain wire harnesses, airbag doors/covers, printed wire boards, certain ignitor assemblies, labels, aluminum propellant cups, rubber/silicon seals, aluminum, leather) as finished components, and purchases raw materials (including chemicals for the production of inflator propellent, resin and hardener for potting compound, impacted aluminum blanks, steel rod, raw stampings to be welded, airbag fabric, and wire harness sub-components) from third parties pursuant to supply agreements.

The Company has agreements to purchase most or all of its requirements for certain components from single sources, typically when the tooling for such is reimbursed by the OEM customer. Examples include certain plastic parts, certain stampings, magnets, contacts, certain electronic assemblies, certain wire harnesses, airbag doors/covers, certain ignitor assemblies, aluminum propellent cups and resin and hardener for the potting compound. The Company believes that alternative sources for these single source items are available at competitive prices. No significant supply problems have been encountered in recent years, and relationships with suppliers have generally been good.

                        Patents, Trademarks and Licenses

The Company currently owns a significant number of United States and related foreign patents in certain countries, which expire on varying dates from 1997 through 2016. It also has trademarked several corporate icons. While the Company considers its patents and trademarks to be valuable assets, it does not believe that its competitive position is dependent on patent and/or trademark protection or that its operations are dependent on any individual patent.

The Company has granted licenses to specified portions of the Company's technology in exchange for ongoing royalties and other payments. The Company's licensees include Sensor Technology Co. Ltd., Tokai Rika and Oki. The Company pays royalties to United Technologies Corporation in connection with the sale and licensing of certain of the Company's EMS airbag sensor products.

                                     Backlog

For automotive customers, the Company does not manufacture or ship products until it has received a purchase order and material release which specifies the quantity ordered and specific delivery dates. Generally these orders are shipped within two weeks of receipt of the final material release. The Company's non-automotive products are produced for stock based on sales forecasts and historical demand. The backlog at June 30, 1997 is not significant.

                      Engineering Research and Development

The Company places significant emphasis on new product and technology development and has increased its research and development activities in each of the last three years. During fiscal 1995, 1996 and 1997, engineering, research and development expenses were approximately $18.5 million, $23.6 million and $36.1 million, respectively.

The Company's research and development activities are focused on development of new airbag sensor, inflator and module products including integrated airbag, steering wheels with multifunction membrane sensors and enhancements or cost improvements for existing products. New airbag sensor products and technology which are subjects of this research and development activity include a series of electronic sensing diagnostic modules, down-sized spring-bias electromechanical sensors, and side impact and predictive sensing systems. New inflator and module products and technologies which are subjects of this research and development activity include mechanically and electrically initiated passenger-side systems, non-sodium azide-based products and side impact systems. The Company also is developing a new series of down-sized silicon capacitive sensors for acceleration, pressure and angular rate applications as well as membrane sensors for accessory function and occupant detection systems. In addition, the company is also working on developing micro machined and ultrasonic sensors for occupant detection systems.

                                   Competition

The Company competes with independent suppliers of steering wheels, airbag sensors, systems and their components. In addition, many of the Company's customers are integrated manufacturers which produce or could produce a substantial portion of their own requirements for certain airbag components. The Company competes primarily on the basis of its product quality, price, reliability, engineering support and production capabilities.

The Company principally competes for new steering wheel sensor, inflator and leather wrapping business at the beginning of the development of new vehicle models. The Company also competes for new business upon the redesign of existing models by its customers or, in the case of inflators and modules, as a replacement supplier for existing models. The development of new models and redesign of existing models generally begin three to five years and two to three years, respectively, prior to the marketing of such models to the public.

Airbag Sensors

The Company's principal competitor in the market for electromechanical sensors is TRW. The Company's sensors also compete with electronic sensors currently offered or under development by competitors such as TRW, Robert Bosch GmbH ("Bosch"), Siemens, Morton/Autoliv, Temic, Nippondenso and Delphi (through Delco) and the internal electronics divisions of Ford.

Inflators

The current market for airbag inflators is dominated by a small number of companies, most of which have significant financial and other resources. The Company's principal competitors in the sale of inflators are Autoliv/Morton, TRW and Takata, which offer inflator products on a worldwide basis, and Temic, which offers inflator products in Europe. In addition, a number of competitors, including AlliedSignal, Inc., Magna, Morton/Autoliv and OEA Inc., have joint ventures for the development and sale of alternative inflator technologies. The Company's ability to compete effectively in the sale of inflator products may be limited by pre-existing contractual relationships between its competitors and certain automobile manufacturers.

Airbag Systems

The Company believes that its AMS systems are the only currently available airbag system using mechanical sensing and initiation. In selling these systems, the Company competes with independent suppliers of electrically initiated airbag systems and components and, in Japan, the Company's licensees, STC and Tokai Rika. The Company's competitors with respect to complete electrically initiated airbag systems include TRW, Takata Inc., Morton/Autoliv, AlliedSignal, Inc., Morton, Magna, Temic and manufacturers of airbag components for customers assembling their own airbag systems.

Reed Switch Products

The primary competition for the sale of reed switches are Phillips, N.V. and Oki. In addition, there are a number of small regional reed switch producers in North America, Europe and Asia. For value-added reed switch products such as position sensors, there are also several small regional competitors. For reed relay products, the primary competitors are C.P. Claire and Coto-Wabash.

Silicon Sensor Products

There exists a significant number of competitors in the market for various kinds of silicon microsensors, some of which have broad product offerings comparable to or greater than those of the Company. These include such companies as Texas Instruments, Inc., Motorola, Inc., Analog Devices, Inc., E.G.& G/IC Sensors, Inc., Sensonor, and the internal operations of certain vehicle and equipment manufacturers. However, the Company's sensor designs are proprietary and unique to the

Company, and only a limited number of the Company's silicon sensor competitors offer capacitive technology.

Steering Wheels and Road Wheels

The North American steering wheel operations competes on sales to OEMs with TRW, Petri, Centoco, Toyota Gosei and Neaton. The European steering wheel companies compete in OEM sales with Morton/Autoliv, Dalphi Metal, Delphi and Petri. The luxury steering wheels of the Company compete with NARDI. In Italy, competitors for road wheels include Fondmetal, OZ, and Speedline. Other competitors include BBS and ATS in Germany, Boid in the United States, and Taneisha in Japan.

                             Government Regulations
Automotive Regulations

Airbag systems installed in automobiles sold in the United States must comply with government regulations. The Company's customers are required to self-certify that airbag systems installed in vehicles sold in the United States satisfy these requirements.

Environmental Regulations

The Company uses various hazardous and toxic substances in its manufacturing processes including certain solvents, lubricants, sodium azide and other pyrotechnic materials. The Company's operations are subject to numerous Federal, state and local laws, regulations and permit requirements relating to the handling, storage, disposal and transportation of certain of these substances. The Company's foreign operations are also subject to various environmental and transportation-related statutes and regulations. Generally, these foreign requirements tend to be no more restrictive than those in effect in the United States. The Company believes that it is in substantial compliance with existing laws and regulations and has obtained or applied for the necessary permits to conduct its business operations. Compliance by the Company with applicable environmental laws has not had a material adverse effect on the Company's financial condition or competitive position to date. Although no assurances can be given, the Company does not believe that compliance with existing environmental or other governmental laws or regulations will have a material adverse effect in the future.

                                Product Liability

The sale of airbag systems and components entails an inherent risk of product liability claims. Although the Company maintains product liability insurance, there can be no assurance that the coverage limits of the Company's insurance policies will be adequate. Such insurance can be expensive and in the future may not be available on acceptable terms, if at all. A successful claim brought against the Company resulting in a recovery in excess of its insurance coverage could have a material adverse effect on the Company's financial condition and results of operations. However, there are no lawsuits pending against the Company which the Company believes at this time, to be material. With regard to the pending acquisition of AlliedSignal's Safety Restraint Systems Division, the Company will not be responsible for any pending product liability matters.

                                    Employees

As of September 1, 1997, the Company has approximately 11,100 full time employees worldwide. The Company's United States employees are unionized in two locations, representing approximately 26% of the domestic workforce. The Company's hourly employees in Mexico, Italy and Finland are represented by labor unions. The Company has not experienced any legal work stoppages and considers its relations with its employees to be good. Wages are negotiated under the Company's Mexican union agreements in December of each year, with the full contract negotiation every two years.




                      Executive Officers of the Registrant

Information regarding the Executive Officers of the Company are set forth as follows:

Allen K. Breed                 70    Chairman of the Board of Directors
Johnnie Cordell Breed          53    Co-Chairman and Chief Executive Officer
Charles J. Speranzella, Jr.    41    Vice Chairman
Fred J. Musone                 53    President, Chief Operating Officer
Robert M. Rapone               41    Executive Vice President,
                                     Operations Worldwide
Frank J. Gnisci                47    Executive Vice President,
                                      Chief Financial Officer
Arthur R. Schauffert, Jr.      46    Treasurer
Lizanne Guptill                42    Secretary

Mr. Breed, founder of the Company, has been Chairman of the Company since its inception. Mr. Breed served as Chief Executive

Officer through August, 1997. Mr. Breed is also Chairman, President and owner of BREED Corporation, a real estate holding Company. Mr. Breed is the husband of Johnnie Cordell Breed.

Mrs. Breed was elected Co-Chairman of the Board and Chief Executive Officer of the Company on August 27, 1997 and has been a director of the Company since its inception. Mrs. Breed served as President and Chief Operating Officer from September, 1995. Mrs. Breed also serves as Vice President of BREED Corporation. In 1982, Mrs. Breed co-founded Transcor, Inc., a provider of transportation travel services. She is currently the Secretary, Treasurer and sole stockholder of Transcor, Inc. Mrs. Breed is the wife of Allen K. Breed.

On August 27, 1997, Mr. Speranzella was elected Vice Chairman of the Company. Mr. Speranzella joined the Company as General Counsel and Assistant Secretary in September, 1994. He became Managing Senior Vice President, General Counsel and Assistant Secretary in February, 1995. Mr. Speranzella was elected Corporate Secretary in May, 1995. He was promoted to Executive Vice President, General Counsel and Secretary in July, 1995. Mr. Speranzella became President of BREED European Holdings, Inc. in June 1996. From 1979 until joining the Company, he held various senior positions at Matra Hachette's Fairchild Space and Defense Corporation and Martin Marietta.

Mr. Musone joined the Company on September 2, 1997 as President and Chief Operating Officer. Prior to joining the Company, Mr. Musone was President and Chief Operating Officer of Morton International ASP/Autoliv, Inc., a manufacturer of automotive safety products, since 1995. He held various management positions with Federal Mogul Corporation from 1972 through 1995, the most recent position being President of Worldwide Manufacturing Operations.

Mr. Rapone joined the Company as Executive Vice President, Operations Worldwide on September 2, 1997. Since 1995, Mr. Rapone was Vice President of Operations for Morton International ASP/Autoliv, Inc., a manufacturer of automotive safety products. From 1989-1995, Mr. Rapone was employed by Federal Mogul Corporation, serving most recently as Director of Connectivity. From 1983-1989, Mr. Rapone was employed by Texas Instruments in various management positions.

Mr. Gnisci joined the Company as Executive Vice President, Chief Financial Officer on September 8, 1997. Prior to joining the Company, Mr. Gnisci was Vice President of Finance for Terex Corporation, a manufacturer of heavy duty construction vehicles and equipment, since 1994. From 1991-1994, Mr. Gnisci was Vice President of Finance for Babcock Industries, Inc., a manufacturer of conveyor systems. Mr. Gnisci was employed by Gold Fields Mining Corporation from 1987-1991 as Vice President and Controller. From 1979-1987, Mr. Gnisci was employed by Chicago Pneumatic Tool Company in various financial positions, including Assistant Controller and Director of Corporate Audit.

Mr. Schauffert joined the Company in 1993 as Treasurer. Prior to that time, he was Treasurer and Assistant Secretary of Moog Automotive, Inc. He joined Moog in 1988 from St. Joe Minerals Corporation, where he held various positions, including Treasurer, from 1980 until 1987.

Ms. Guptill joined the Company in 1993 as a Legal Assistant to the General Counsel, specializing in corporate and business law. Prior to joining the Company, Ms. Guptill was a Legal Assistant with the Corporate Legal Department of Marriott International, Inc. since 1990. Ms. Guptill was employed as a Legal Assistant with the General Corporate division of Hayt, Hayt & Landau in Miami from 1984 - 1990.

  Financial Information About Foreign and Domestic Operations and Export Sales

The information required by this Item is contained in the Company's financial statement footnote 9 under the heading "Information Related to Customers and Operations in Different Geographic Areas" on page F-11 appearing elsewhere in this report.

ITEM 2. PROPERTIES

The following table provides certain information regarding the Company's significant facilities (in excess of 25,000 square feet):

                                Approximate      Type of
Location                      Square Footage     Interest             Description of Use          Name of Company
--------                      --------------     --------             ------------------          ---------------
Lakeland, Florida                 195,000         Owned             Corporate Headquarters        BREED Technologies, Inc.
                                                                Manufacturing and Engineering

Brownsville, Texas                51,000          Owned        Distribution and Administration    BREED Manufacturing of Texas, Inc.

Farmington Hills, Michigan        25,452          Leased              Technical Center:           BREED Technologies, Inc.
                                                                 Engineering, Sales, Customer     USS, Inc.


                                                                    Support and Research &          A2M
                                                                         Development

Valle Hermoso, Mexico             139,000         Owned                 Manufacturing               BREED Mexicana, S.A. de C.V.

Matamoros, Mexico                 103,000         Owned                 Manufacturing               PEBAC

Grabill, Indiana                  174,000         Owned                 Manufacturing               USS, Inc.

Niles, Michigan                   173,000         Leased                Manufacturing               USS, Inc.

Santa Catarina, Mexico            45,000          Leased                Manufacturing               USS, Inc.

Birmingham, England               150,000         Owned                 Manufacturing               USS, Clifford Ltd.

Lake Mills, Wisconsin             70,000          Owned            Manufacturing, Sales and         Hamlin, Inc.
                                                                         Engineering

Aqua Prieta, Mexico               34,000          Owned                 Manufacturing               Hamlin, S.A. de C.V.

Diss, England                     44,000          Owned          Vacant-Facility is for sale        Hamlin Electronics Europe, Ltd.

Diss, England                     61,000          Owned                 Manufacturing               H.E.E.L.

Torino, Italy                     50,000          Leased                Manufacturing               BREED Italia, S.r.L.

Milan, Italy                      57,000          Owned               Manufacturing and             MOMO SpA
                                                                         Engineering

Tregnago, Italy                   371,000         Owned                 Manufacturing               DUE LM Srl.

Torino, Italy                     52,000          Owned                 Manufacturing               Gallino AG International

Torino, Italy                     82,000          Leased                Manufacturing               Gallino Rivalta

Torino, Italy                     56,000          Owned                 Manufacturing               Gallino San Benigno

Milano, Italy                     50,000          Leased                Manufacturing               Gallino Macchi Renate 1


Milano, Italy                     70,000          Leased                Manufacturing               Gallino Macchi Renate 2

Torino, Italy                     160,000         Owned                 Manufacturing               Gallino Copiano

Milano, Italy                     52,000          Leased                Manufacturing               Gallino AutoAvio

Frosinone, Italy                  113,000         Owned                 Manufacturing               Gallino A.P. Co.

Waterloo, Ontario                 100,000         Leased                Manufacturing               Custom Trim Ltd.

Matamoros, Mexico                 120,000         Owned                 Manufacturing               Auto Trim de Mexico (ATM)

Tamaulipas, Mexico                40,000          Leased                Manufacturing               Custom Trim de Mexico (CTM1)


ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the registrant or any of its subsidiaries is a party.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended June 30, 1997.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's stock is traded on the New York Stock Exchange under the symbol BDT. There were 1,160 stockholders of record of the Company's stock as of July 31, 1997. On August 31, 1994, the Board of Directors declared a quarterly dividend of 5 cents per share on its common stock, the first dividend since becoming a public Company in November 1992. Additional information required by this Item is contained in the Company's financial statement footnote 10 "Quarterly Financial Information (Unaudited)" on page F-12 appearing elsewhere in this report.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial data presented below as of and for the five years in the period ended June 30, 1997, have been derived from the consolidated financial statements of the Company, which financial statements have been audited by Ernst & Young LLP, independent certified public accountants.

SELECTED CONSOLIDATED FINANCIAL DATA

In thousands, except per share data                                1997           1996          1995           1994          1993
------------------------------------------------------------------------------------------------------------------------------------
Operational Data
Net sales.....................................................    $794,880      $431,689       $400,972       $324,673      $191,564
Cost of sales.................................................     631,283       277,044        244,551        206,828       133,869
------------------------------------------------------------------------------------------------------------------------------------
Gross profit..................................................     163,597       154,645        156,421        117,845        57,695
Selling, general and administrative...........................      70,583        38,243         33,098         28,872        22,814
Engineering research and development..........................      36,121        23,588         18,506         14,755         9,592
Amortization of intangibles...................................       6,310         2,001            286             --            --
------------------------------------------------------------------------------------------------------------------------------------
Operating income..............................................      50,583        90,813        104,531         74,218        25,289
Interest income (expense), net................................     (24,460)       (1,137)           704            529       (1,135)
Other income (expense), net...................................       3,524         8,662          4,898         (1,738)        3,484
------------------------------------------------------------------------------------------------------------------------------------
Earnings before income taxes..................................      29,647        98,338        110,133         73,009        27,638
Income taxes..................................................      14,800        35,300         37,800         28,386         9,334
------------------------------------------------------------------------------------------------------------------------------------
Net earnings..................................................    $ 14,847      $ 63,038       $ 72,333       $ 44,623      $ 18,304
------------------------------------------------------------------------------------------------------------------------------------


Common Stock Data
Earnings per share............................................    $    .47      $   2.00       $   2.30       $   1.43      $    .62
Cash dividends................................................    $  8,864      $  7,575       $  6,292             --            --
Dividends per share...........................................    $    .28      $    .24       $    .20             --            --
Average shares outstanding....................................      31,648        31,550         31,434         31,247        29,555


Balance Sheet Data
Current assets................................................    $315,524      $266,623       $131,975       $137,188      $ 94,216
Current liabilities...........................................    $362,728      $176,452       $ 56,488       $ 42,498      $ 30,523
Working capital (deficiency)..................................    $(47,204)     $ 90,171       $ 75,487       $ 94,690      $ 63,693
Current ratio.................................................     .9 to 1      1.5 to 1       2.3 to 1       3.2 to 1      3.1 to 1
Property, plant and equipment, net............................    $276,450      $171,653       $127,577       $ 66,631      $ 51,106
Total assets..................................................    $877,153      $503,802       $278,698       $206,340      $147,503
Long-term debt................................................    $231,700      $ 42,123        $ 1,868       $ 11,126      $ 10,846
Stockholders' equity..........................................    $266,419      $275,080       $218,721       $151,248      $104,671


Other Data
Capital expenditures..........................................    $ 75,851      $ 45,370       $ 69,268       $ 23,601      $ 16,978
Depreciation and amortization.................................    $ 48,534      $ 20,091       $ 13,895        $ 8,890       $ 7,484


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes thereto appearing elsewhere in this report.

OVERVIEW

During fiscal 1997, BREED continued to implement its strategic plan to reposition the Company as a world leader in fully integrated vehicle occupant safety systems and automotive steering wheels. Three major acquisitions were made during the year. In July 1996, the Company acquired the Gallino group, an Italian based manufacturer of steering wheels and plastic instrument panels and bumpers. In October 1996, the Company acquired the steering wheel operations of united technologies. The company, United Steering Systems (USS), produces steering wheels, airbag covers, horn pads and related molded products in the U.S., Mexico and England. Additionally, in February 1997, the Company acquired the Custom Trim group. These operations, located in Canada and Mexico, produce leather wrapped steering wheels and other automotive leather wrapped products. the Company acquired MOMO, an original equipment manufacturer and aftermarket supplier of luxury steering wheels and alloy wheels, in the fourth quarter of fiscal 1996. The revenues and operating results of BREED were significantly impacted by the results of operations and the costs related to the integration of these acquired companies and, as a result, comparison of 1997 to 1996 results are not as meaningful as in prior years.

RESULTS OF OPERATIONS

1997 Compared to 1996

     Net sales increased by $363 million in 1997 due to $435 million of net sales related to the acquisitions made during the year and the fourth quarter of fiscal 1996. This increase was partially offset by a $61 million decrease in electromechanical sensor sales as a major customer shifted to "in-house" electronic sensors. Consolidated gross profit decreased to 20.6% in 1997 from 35.8% in 1996. Gross profit on the sales of steering wheel products to original equipment manufacturers are lower as a percent of sales compared to margins on the Company's sensor products and complete airbag systems. Additionally, plant consolidation costs contributed to the decrease in gross profit. Operating expenses increased primarily as a result of the acquisitions and to increased research and development spending related to new product development for non-azide/reduced sized inflators, electronic sensing (including occupant, weight and horn) and side impact technology. Net interest expense increased $23 million primarily as a result of borrowings used to finance recent acquisitions and to the existing debt of the acquired companies. Other income (expense), net decreased as a result of a reduction in royalty income from its Japanese licencees. The higher effective tax rate of 49.9% in 1997 compared to 35.9% in 1996 was primarily due to the amortization of goodwill without tax benefit and higher foreign tax rates. 1996 also included a benefit related to a reduction in taxes provided in prior years.

1996 Compared to 1995

     The increase in net sales was due primarily to MOMO, acquired in April 1996, and to increases in sales of complete airbag systems. Unit sales for airbag systems increased from 396,000 in 1995 to 700,000 in 1996, due primarily to increased sales to Ford and Fiat. Emphasis on worldwide opportunities and global expansion in 1996 resulted in international sales growth outpacing the domestic growth rate. Significant contributions from operations outside the United States as well as export activities underscored the Company's expanded presence in international markets. The decrease in gross profit percent was primarily due to a shift to a lower margin product mix and higher costs related to new customer product launches. The increased engineering, research and development expense was primarily related to the development and testing of electronic sensors products, including occupant sensing and accelerometer development; the next generation inflator family, including non-azide and down-sized inflators; new side-impact products; and the development of technologies related to modules, steering wheels, airbag material and associated components. Other income (expense), net increased primarily as a result of foreign currency exchange gains. The higher effective tax rate of 35.9% in 1995 compared to 34.3% in 1995 was primarily due to the absence of a current tax benefit for losses of certain foreign entities.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities was a primary source of liquidity and amounted to $89 million in 1997, $41 million in 1996, and $69 million in 1995. Cash provided by operations have been used primarily to finance capital expenditures, provide working capital, support research and development activities, and pay dividends. In 1997, the company invested $76 million in property, plant and equipment to expand capacity and tool new products. Investments continue to be made in new equipment throughout the Company to support productivity improvements, cost reduction programs, and to add capacity for existing and new products. Working capital needs included higher levels of accounts receivable relating to higher sales volume, and increased inventory levels to support sales growth and to maintain service levels during facility relocations undertaken as part of the Company's restructuring actions.

As discussed in note 12 of the Notes to Consolidated Financial Statements, on August 27, 1997 the Company entered into an agreement to acquire the worldwide automotive occupant restraint systems of AlliedSignal Inc., for $710 million in cash. The Company is considering various methods of financing the transaction, including additional bank borrowings and the private placement of equity and/or debt securities.

     The Company restructured its worldwide credit facilities during 1997 resulting in the refinancing of domestic and international debt with a combination of short-term revolving credit lines and longer-term debt. The Company has relationships with foreign and domestic banks that have provided $450 million under two credit agreements, expiring through April 2002, to fund fluctuations in working capital and acquisitions. As of June 30, 1997, $92 million was available for borrowing under the facilities. Bank debt has been used primarily to finance acquisitions. The Company is actively seeking acquisition candidates that complement or support the Company's core competencies and, depending upon the size and structure of such acquisitions, additional financing may be required.

     The Company has historically relied upon cash generated from operations and bank credit lines to satisfy its capital needs and finance its growth. The Company believes that cash from operations and available bank credit lines will be sufficient to satisfy its working capital and capital expenditure needs for 1998. The Company also believes it can access additional financing and equity capital to finance major transactions beyond its normal working capital and capital expenditure requirements.

ACQUISITIONS

     During 1997, the Company completed three acquisitions. In July 1996, the Gallino group, an Italian manufacturer of steering wheels and automotive plastics interior and exterior parts, was acquired for $74 million in cash and $52 million of debt and personnel-related liabilities. In October 1996, the Company completed the acquisition of certain assets and the assumption of certain liabilities of the North American steering wheel operations of United Technologies and all of the outstanding shares of United Technologies Automotive, U.K. for $154 million. The companies produce steering wheels, airbag covers, horn pads and related molded products. In February 1997, the Company acquired the Custom Trim group of companies for $70 million. The acquired operations produce leather-wrapped steering wheels, shift knobs and boots, injection molded levers and leather sewing of armrests, headrests and seating.

ENVIRONMENTAL MATTERS

     The Company believes it is substantially in compliance with all applicable environmental laws and regulations and that the cost of maintaining compliance with such laws and regulations will not be material to its financial results.

DIVIDENDS

     In 1997, the Company declared cash dividends of $.28 per share, or $8.9 million. These dividends represent 60 percent of net earnings in 1997 compared to dividends representing 12 percent of net earnings in 1996. Debt covenants permit the Company to continue paying dividends at the current rate provided that the Company demonstrates compliance with the minimum net worth covenant prior to and following the declaration of any such dividends.

SAFE HARBOR STATEMENT

     Except for the historical information contained herein, certain matters discussed in this annual report are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties, and are subject to change based on various important factors. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. For a discussion identifying some important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, such as the economic, currency, regulatory, legal, technological, and competitive changes which may affect the Company's operations, products and markets, see the Company's Securities and Exchange Commission filings.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements listed in Item 14(a)(1) are included in this report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this Item is incorporated herein by reference to the information under the heading " Nominees for Election as Directors" in the Company's definitive Proxy Statement to be used in connection with the Company's 1997 Annual Meeting of Stockholders, which has been filed with the Commission. Information concerning executive officers of registrant are set forth in Item I of this 10K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information under the heading "Compensation of Executive Officers" in the Company's definitive Proxy Statement to be used in connection with the Company's 1997 Annual Meeting of Stockholders, which will be filed with the Commission.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference to the information under the heading "Stock Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement to be used in connection with the Company's 1997 Annual Meeting of Stockholders, which has been filed with the Commission.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the information under the heading "Certain Transactions" in the Company's definitive Proxy Statement to be used in connection with the Company's 1997 Annual Meeting of Stockholders, which has been filed with the Commission.







                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as part of this report:

          (1)  Financial Statements.


                  Consolidated Balance Sheets at June 30, 1996 and 1997     F-1
                  Consolidated Statements of Earnings for the years
                    ended June 30, 1995, 1996 and 1997                      F-2
                  Consolidated Statements of Stockholders' Equity
                    for the years ended June 30, 1995, 1996 and 1997        F-3
                  Consolidated Statements of Cash Flows for the years
                    ended June 30, 1995, 1996 and 1997                      F-4
                  Notes to Consolidated Financial Statements                F-5
                  Report of Certified Public Accountants                    F-12

          (2) Financial statements schedules. None. The required information is either not applicable or is included in the financial statements or notes thereto.

          (3) Exhibits. The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed as part of this Annual Report on Form 10-K

     (b)  Reports on Form 8-K filed during the last quarter of fiscal 1997: None

CONSOLIDATED BALANCE SHEETS

                                                                                                                    June 30,
In thousands                                                                                                   1997          1996
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
  Cash and cash equivalents...............................................................................    $ 18,707     $ 95,830
  Accounts receivable, principally trade..................................................................     207,951      110,656
  Inventories.............................................................................................      75,347       52,890
  Prepaid expenses........................................................................................      13,519        7,247
------------------------------------------------------------------------------------------------------------------------------------
Total Current Assets......................................................................................     315,524      266,623
------------------------------------------------------------------------------------------------------------------------------------
Property, Plant and Equipment
  Land....................................................................................................      15,206       10,805
  Buildings...............................................................................................     106,122       73,342
  Machinery and equipment.................................................................................     212,542      126,947
  Construction in progress................................................................................      28,013       14,417
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                               361,883      225,511
  Less accumulated depreciation...........................................................................     (85,433)     (53,858)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                               276,450      171,653
------------------------------------------------------------------------------------------------------------------------------------
Intangible Assets.........................................................................................     220,956       45,053


Net Assets Held For Sale..................................................................................      52,620           --

Investments and Other Assets..............................................................................      11,603       20,473
------------------------------------------------------------------------------------------------------------------------------------
Total Assets..............................................................................................    $877,153     $503,802
====================================================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Notes payable and current portion of long-term debt.....................................................    $191,744     $120,688
  Accounts payable........................................................................................     121,505       33,940
  Employee compensation and benefits......................................................................      16,818       13,844
  Accrued expenses........................................................................................      32,661        7,980
------------------------------------------------------------------------------------------------------------------------------------
Total Current Liabilities.................................................................................     362,728      176,452
Long-Term Debt............................................................................................     231,700       42,123
Other Long-Term Liabilities...............................................................................      16,306       10,147
------------------------------------------------------------------------------------------------------------------------------------
Total Liabilities.........................................................................................     610,734      228,722
------------------------------------------------------------------------------------------------------------------------------------

Stockholders' Equity
  Common stock............................................................................................         317          316
  Additional paid-in capital..............................................................................      77,470       76,652
  Retained earnings.......................................................................................     207,964      201,981
  Foreign currency translation adjustments................................................................     (18,843)      (2,927)
  Unearned compensation...................................................................................        (489)        (942)
------------------------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity................................................................................     266,419      275,080
------------------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity................................................................    $877,153     $503,802
====================================================================================================================================

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF EARNINGS

                                                                                                        Year ended June 30,
In thousands, except for per share data                                                          1997          1996           1995
------------------------------------------------------------------------------------------------------------------------------------
Net Sales..................................................................................    $794,880       $431,689      $400,972
Cost of sales..............................................................................     631,283        277,044       244,551
------------------------------------------------------------------------------------------------------------------------------------
Gross profit...............................................................................     163,597        154,645       156,421
------------------------------------------------------------------------------------------------------------------------------------
Selling, general and administrative........................................................      70,583         38,243        33,098
Engineering, research and development......................................................      36,121         23,588        18,506
Amortization of intangibles................................................................       6,310          2,001           286
------------------------------------------------------------------------------------------------------------------------------------
Operating income...........................................................................      50,583         90,813       104,531
Interest income (expense), net.............................................................     (24,460)        (1,137)          704
Other income (expense), net................................................................       3,524          8,662         4,898
------------------------------------------------------------------------------------------------------------------------------------
Earnings before income taxes...............................................................      29,647         98,338       110,133
Income taxes...............................................................................      14,800         35,300        37,800
------------------------------------------------------------------------------------------------------------------------------------
Net Earnings...............................................................................    $ 14,847       $ 63,038      $ 72,333
====================================================================================================================================

Earnings per Share.........................................................................    $   0.47       $   2.00      $   2.30
====================================================================================================================================

Cash Dividends per Share...................................................................    $   0.28        $  0.24      $   0.20
====================================================================================================================================

Average Shares Outstanding.................................................................      31,648         31,550        31,434
====================================================================================================================================


See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                           Foreign
                                                                               Additional                 Currency
                                                         Common Stock            Paid-In     Retained    Translation     Unearned
In thousands, except for per share data              Shares         Amount       Capital     Earnings    Adjustments   Compensation
------------------------------------------------------------------------------------------------------------------------------------

Balance at June 30, 1994........................    31,342,033       $313        $71,395     $ 80,477     $   (937)       $    --
  Shares issued under Stock Option Plans........        52,024          1            686           --           --             --
  Shares sold under Employee Stock
    Purchase Plan...............................        51,843         --          1,054           --           --             --
  Shares terminated under Stock Incentive
    Plan, net of granted shares.................        69,490          1          1,927           --           --         (1,927)
  Compensation expense..........................            --         --             --           --           --            296
  Net earnings..................................            --         --             --       72,333           --             --
  Translation adjustments.......................            --         --             --           --         (606)            --
  Cash dividends--$.24 per share................            --         --             --       (6,292)          --             --
------------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1995........................    31,515,390        315         75,062      146,518       (1,543)        (1,631)
  Shares issued under Stock Option Plans........        67,561          1            786           --           --             --
  Shares sold under Employee Stock
    Purchase Plan...............................        60,906         --          1,038           --           --             --
  Shares terminated under Stock Incentive
    Plan, net of granted shares.................       (17,200)        --           (459)          --           --            459
  Compensation expense..........................            --         --             --           --           --            230
  Tax benefit from exercise of stock options....            --         --            225           --           --             --
  Net earnings..................................            --         --             --       63,038           --             --
  Translation adjustments.......................            --         --             --           --       (1,384)            --
  Cash dividends--$.24 per share................            --         --             --       (7,575)          --             --
------------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1996........................    31,626,657        316         76,652      201,981       (2,927)          (942)
  Shares issued under Stock Option Plans........        38,695          1            537           --           --             --
  Shares sold under Employee Stock
    Purchase Plan...............................        27,082         --            529           --           --             --
  Shares terminated under Stock Incentive
    Plan, net of granted shares.................       (12,992)        --           (364)          --           --            364
  Compensation expense..........................            --         --             --           --           --             89
  Tax benefit from exercise of stock options....            --         --            116           --           --             --
  Net earnings..................................            --         --             --       14,847           --             --
  Translation adjustments.......................            --         --             --           --      (15,916)            --
  Cash dividends--$.28 per share................            --         --             --       (8,864)          --             --
------------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1997........................    31,679,442       $317        $77,470     $207,964     $(18,843)       $  (489)
====================================================================================================================================

Preferred stock: Authorized 5,000,000 shares, par value $.001 per share. To date, none of these shares has been issued. Common stock: Authorized 50,000,000 shares, par value $.01 per share.

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                        Year ended June 30,
In thousands                                                                                     1997           1996         1995
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net earnings............................................................................      $  14,847       $ 63,038     $ 72,333
Adjustments:
  Depreciation of plant and equipment...................................................         42,224         18,090       13,609
  Amortization of intangible assets.....................................................          6,310          2,001          286
  Deferred income taxes.................................................................          1,157          1,665       (1,550)
  Loss (gain) from sale of assets.......................................................            634         (1,517)      (1,349)
  Compensation related to stock plan....................................................             89            230          296
  Changes in operating assets and liabilities, net of effects from acquisitions:
    Accounts receivable.................................................................        (16,284)       (30,667)      (5,473)
    Inventories.........................................................................          2,234         (1,548)      (6,526)
    Prepaid expenses....................................................................           (720)          (717)        (334)
    Accounts payable....................................................................         37,047            843        1,915
    Accrued expenses....................................................................         (7,597)        (9,215)      (3,173)
    Other assets and liabilities........................................................          9,418         (1,000)        (891)
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities...............................................         89,359         41,203       69,143
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
Purchases of property, plant and equipment..............................................        (75,851)       (45,370)     (69,268)
Sale (purchases) of short-term investments, net.........................................             --         10,601       12,386
Cost of acquisitions, net of cash acquired..............................................       (291,922)       (48,507)      (6,941)
Deposit on Gallino acquisition..........................................................             --        (10,299)          --
Investment in and advances to affiliates................................................           (874)            --       (6,376)
Proceeds from sale of assets............................................................          1,382          2,742        1,349
------------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities...................................................       (367,265)       (90,833)     (68,850)
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
Proceeds from short-term borrowings.....................................................        577,688         86,957        5,486
Repayments of long-term debt and other borrowings.......................................       (412,830)        (6,356)      (9,333)
Proceeds from long-term debt............................................................         45,441         45,000           --
Cash dividends paid.....................................................................         (8,861)        (6,938)      (4,715)
Common stock issued--options and stock plans.............................................         1,182          2,050        1,741
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities.....................................        202,620        120,713       (6,821)
Effect of Exchange Rate Changes on Cash.................................................         (1,837)        (1,608)        (587)
------------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents....................................        (77,123)        69,475       (7,115)
Cash and cash equivalents at beginning of year..........................................         95,830         26,355       33,470
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year................................................      $  18,707       $ 95,830     $ 26,355
====================================================================================================================================

Supplemental Disclosures of Cash Flow Information Cash paid during the year for:
  Interest..............................................................................      $  20,776       $  2,347     $  1,794
  Income taxes..........................................................................         12,914         32,230       39,520

Cost of Acquisitions:
  Working capital (deficiency), net of cash acquired....................................      $ (23,534)      $    125     $  6,824
  Property, plant and equipment.........................................................       (144,995)       (18,021)      (4,483)
  Patents...............................................................................        (16,000)            --       (5,272)
  Cost in excess of net assets of businesses acquired...................................       (158,073)       (35,718)      (3,634)
  Other assets..........................................................................         (2,231)        (3,066)        (451)
  Long-term debt and other long-term liabilities........................................         52,911          8,173           75
------------------------------------------------------------------------------------------------------------------------------------
  Net cost of acquisitions..............................................................      $(291,922)      $(48,507)    $ (6,941)
====================================================================================================================================


See Notes to Consolidated Financial Statements.
                                      F-4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

     The consolidated financial statements include the accounts of BREED Technologies, Inc. (the Company) and its wholly-and majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Inventories

     Inventories are stated at the lower of cost or market. Cost is determined primarily using the first-in, first-out method for inventories in North America and primarily using the average cost method for inventories in Europe.

Property, Plant and Equipment

     Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method applied to individual items based on estimated useful lives of the assets which range from 5 to 40 years for buildings and improvements, and 3 to 10 years for machinery, computer and office equipment. Replacements and betterments that extend the lives of assets are capitalized, while maintenance and repairs are expensed as incurred.

Intangible Assets

     Cost in excess of net assets of businesses acquired (goodwill) is being amortized on a straight-line basis over a period of 3 to 40 years and is stated net of accumulated amortization of $6,247,000 and $895,000 at June 30, 1997 and 1996, respectively. Goodwill is reevaluated when business events and circumstances indicate that the carrying amount may not be recoverable. Reevaluation is based on projections of undiscounted future cash flows.

     Patents are stated at cost less accumulated amortization of $1,271,000 and $527,000 at June 30, 1997 and 1996, respectively. These items, which were acquired in connection with the VTI Hamlin OY (VTI) and USS acquisitions, as discussed in Note 3, are capitalized and amortized on a straight-line basis over the average remaining life of the related patents.

Translation of Foreign Currencies and
Foreign Exchange Contracts

     All assets and liabilities in the balance sheets of foreign subsidiaries whose functional currency is other than the U.S. dollar are translated at year-end exchange rates except stockholders' equity which is translated at historical rates. Translation gains and losses are accumulated as a separate component of stockholders' equity. Foreign currency transaction gains and losses are included in determining net earnings.

     The Company uses foreign exchange contracts to hedge certain foreign denominated payables and receivables and also to hedge firm sales and purchase commitments. Realized and unrealized gains and losses are deferred and recognized as the related transactions are settled. The Company does not enter into foreign exchange contracts for trading purposes. At June 30, 1997, the Company had outstanding Canadian contracts to buy $43 million, maturing through January 1999 and to sell $9 million, maturing through August 1997. At June 30, 1996, the Company had outstanding contracts to sell 10.5 million German marks, maturing through June 1997.

Earnings Per Share

     Earnings per share is computed by dividing net earnings by the weighted average shares of common stock outstanding during the year. The effect on earnings per share resulting from the assumed exercise of outstanding options is not material.

Reclassifications

     Certain amounts in the prior years' Consolidated Financial Statements have been reclassified to conform to the current year's presentation.

2. FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

     Financial instruments consist primarily of cash equivalents, short-term investments, accounts receivable, accounts payable and bank debt. At June 30, 1997, the fair value of these financial instruments approximates the carrying amount because of the short-term maturity of these items.

     The Company has entered into various agreements with three major customers to secure certain long-term sales contracts, however these do not commit the customers to purchase specific quantities of products from the Company. The agreement with Ford expires at the end of the 1999 model year. The Company is in the process of negotiating its long-term contract through the model year 2000 with Delco-GM. In addition, a long-term sales agreement with Fiat expires on December 31, 1999. Sales by the Company to Fiat in 1997 and 1996, accounted for 32% and 14%, respectively, of the Company's sales for such years. Sales by the Company to Ford in 1997, 1996 and 1995, accounted for 25%, 33% and 37%, respectively, of the Company's sales for such years. Sales by the Company to Delco-GM in 1997, 1996 and 1995, accounted for 13%, 26% and 40%, respectively, of the Company's sales for such years.

     Concentrations of credit risk with respect to trade accounts receivable are limited due to the strong financial condition of the Company's customer base. However, as of June 30, 1997,


the Company's receivables from Fiat, Ford, and Delco-GM amounted to 38%, 12% and 8% respectively, of total trade accounts receivable.

3.   ACQUISITIONS

     During the three years ended June 30, 1997, the Company made the acquisitions set forth below. The Hamlin merger was accounted for as a pooling of interests. All of the other acquisitions were accounted for by the purchase method of accounting; accordingly, the purchased assets and liabilities have been recorded at their estimated fair value at the date of acquisition, and the consolidated financial statements include the operating results of each business from the date of acquisition.

Fiscal 1995

Hamlin

     On August 31, 1994, the Company completed a merger with Hamlin, Incorporated (Hamlin), a manufacturer of crash sensors and reed switch products, with operations in the United States, Mexico and Europe. The Company issued 838,324 shares of common stock for all of the outstanding common stock of Hamlin. There were no adjustments necessary to conform the companies' methods of accounting. There were no significant transactions between the companies prior to the merger.

VTI

     In June 1995, the Company acquired VTI, a Finnish company that designs and manufactures silicon capacitive micro machined acceleration, angular rate and differential pressure sensors, for $1.7 million in cash. Additionally, the Company issued stock warrants to certain of the former stockholders of VTI which enable the holders to purchase up to 100,000 shares of common stock between
July 1, 1998 and June 30, 2000, at a purchase price of $25.75 ($2 above the market value of the Company's common stock at the date of acquisition). The purchase price exceeded the fair value of the net assets acquired by approximately $4.5 million. The resulting goodwill is being amortized on a straight-line basis over seven years. Concurrent with the purchase, the Company acquired, for $5.3 million in cash, technology rights to use awarded and pending patents and related intellectual property.

Fiscal 1996

MOMO

     On April 15, 1996, the Company acquired all of the outstanding shares of MOMO S.p.A. And G. Holding, S.r.l. (collectively "MOMO"), an original equipment manufacturer and aftermarket supplier of luxury steering wheels and alloy wheels, for $45.2 million in cash. The purchase price exceeded the fair value of the net assets acquired by $31.1 million. The resulting goodwill is being amortized over 40 years.

Italtest

     On April 22, 1996, the Company acquired all of the outstanding shares of Italtest S.r.l., an Italian manufacturer of printed circuit boards for the automotive, computer and telecommunications markets for $1.8 million in cash. The purchase price exceeded the fair value of the net assets acquired by $1.8 million. The resulting goodwill is being amortized over 10 years.

Force Imaging Technologies, Inc.

     On May 31, 1996, the Company acquired all of the outstanding shares of Force Imaging Technologies, Inc., a manufacturer of thin-profile variable force sensors for multi-function automotive capabilities for $3 million in cash. The purchase price exceeded the fair value of the net assets acquired by $2.8 million. The resulting goodwill is being amortized over 5 years.

   The pro forma unaudited results of operations for the years ended June 30, 1996 and 1995, assuming the purchase of the acquisitions had been consummated as of July 1, 1994, are as follows:

In thousands, except per share data      1996           1995
--------------------------------------------------------------

Net sales...........................   $493,845       $482,885
Net earnings........................   $ 59,768       $ 65,377
Net earnings per share..............   $   1.89       $   2.08

Fiscal 1997

Gallino

     On July 1, 1996, the Company completed the acquisition of Gallino Plasturgia, S.r.l. and affiliates ("Gallino") from IAO Industrie Riunite S.p.A. Gallino manufactures steering wheels, instrument panels, bumpers and other plastic trim components used in automotive original equipment and aftermarket applications. The aggregate purchase price was $126 million, comprised of cash of $74 million and liabilities assumed of $52 million. The acquisition was financed through borrowings on the Company's revolving credit agreements. The purchase price exceeded the fair value of net assets acquired by approximately $40 million. The resulting goodwill is being amortized on a straight-line basis over 40 years.

United Steering Systems (USS)

     On October 25, 1996, the Company completed the acquisition of certain assets and the assumption of certain liabilities of the "North American Steering Wheels Operation" of United Technologies and all of the shares of United Technologies Automotive Clifford Limited. USS produces steering wheels, airbag covers, horn pads and related molded products in the


U.S., Mexico and England. The purchase price was $154 million, financed through borrowings under the Company's Revolving Credit Agreements. The purchase price exceeded the fair value of net assets acquired by approximately $75 million. The resulting goodwill is being amortized on the straight-line basis over 40 years.

Custom Trim

     On February 25, 1997, the Company completed the acquisition of the stock of BTI Investments, Inc. ("BTI"), a holding company that owned the Custom Trim group of companies, for $70 million. Additionally, up to $5 million may be paid on September 1, 2002, contingent upon BTI attaining certain operating profit targets for each of the years subsequent to the acquisition date. The acquired operations produce leather-wrapped steering wheels, shift knobs and shift boots, injection molded levers and leather/vinyl cloth sewing of armrests, headrests and seating in Canada and Mexico. The funds used by the Company to acquire BTI were obtained from borrowings under the Company's Revolving Credit Agreements. The purchase price exceeded the fair market value of net assets acquired by $48 million. The allocation of the purchase price is subject to change pending completion of the Company's integration plans. The resulting goodwill is being amortized on a straight-line basis over 40 years.

     The pro forma unaudited results of operations for the years ended June 30, 1997 and 1996, assuming the purchase of the acquisitions had been consummated as of July 1, 1995, are as follows:

In thousands, except per share data      1997          1996
--------------------------------------------------------------

Net sales...........................   $901,058     $1,056,588
Net earnings........................   $ 20,965     $   45,897
Net earnings per share..............   $    .66     $     1.45

4.   NET ASSETS HELD FOR SALE

     The Company acquired Gallino in July 1996 primarily for the steering wheel business. However, in order to acquire the steering wheel business it was necessary to also acquire Gallino's instrument panel, bumper and other plastic trim component business (non-steering wheel business). In 1997, the Company evaluated whether the non-steering wheel business of Gallino could be integrated into the core business of the Company.

     During the fourth quarter of fiscal 1997, the Company committed to a plan to dispose of Gallino's instrument panel, bumper and other plastic trim component business (non-steering wheel business). In July 1997, the Company signed a letter of intent to sell approximately 65 percent of substantially all of the net assets of Gallino's non-steering wheel business.

The Company is negotiating with other prospective buyers for the remaining portion of Gallino's non-steering wheel business. For financial reporting purposes, the assets and liabilities attributable to all of Gallino's non-steering wheel business, which are recorded at amounts approximating their net realizable value, have been classified in the consolidated balance sheet as "Net assets held for sale" and consist of the following at June 30, 1997:

In thousands
-----------------------------------------------------------------
Current assets....................................    $ 42,221
Property, plant and equipment, net................      62,739
Other noncurrent assets...........................         977
-----------------------------------------------------------------
  Total assets....................................     105,937
-----------------------------------------------------------------
Current liabilities...............................      31,661
Other liabilities.................................      21,656
-----------------------------------------------------------------
  Total liabilities...............................      53,317
Net assets held for sale..........................    $ 52,620
=================================================================


5.   INCOME TAXES

   The components of earnings before income taxes are as follows:

In thousands                        1997      1996      1995
-------------------------------------------------------------
Domestic.......................   $23,699   $98,285  $107,521
Foreign........................     5,948        53     2,612
-------------------------------------------------------------
                                  $29,647   $98,338  $110,133
=============================================================


     The components of income tax expense are as follows:

In thousands                        1997      1996      1995
-------------------------------------------------------------
Current
  Federal......................   $ 6,442   $30,818  $ 37,214
  Foreign......................     6,434     2,001       750
  State........................       767       816     1,386
-------------------------------------------------------------
    Total current..............    13,643    33,635    39,350
Deferred
  Federal......................     1,501     1,665    (1,550)
  Foreign......................      (344)       --        --
-------------------------------------------------------------
    Total deferred.............     1,157     1,665    (1,550)
Income taxes...................   $14,800   $35,300  $ 37,800
=============================================================

     A provision for income taxes has not been made for the undistributed earnings of foreign subsidiaries of approximately $10 million at June 30, 1997, which have been or are intended to be permanently reinvested in expanded foreign business operations.


     The provision for income taxes differs from the expected federal tax provision as follows:

In thousands                        1997     1996       1995
---------------------------------------------------------------
Tax at U.S. statutory rate......  $10,260   $34,418   $38,547
State taxes, net of Federal
  tax benefit...................      498       530       900
Change in valuation allowance...    1,816     2,161    (2,115)
Amortization of goodwill, without
  tax benefit...................    1,300        --        --
Foreign rate differential.......      677        --        --
Reduction of taxes provided in
  prior years...................       --    (1,154)       --
Other...........................      249      (655)      468
---------------------------------------------------------------
                                  $14,800   $35,300   $37,800
===============================================================

     The temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of June 30, 1997 and 1996, respectively, are presented below.

In thousands                              1997          1996
---------------------------------------------------------------
Deferred tax assets
  Accrued expenses....................  $ 5,132       $ 1,842
  Net operating losses................    3,977            --
  Other...............................      923           961
  Valuation allowance.................   (3,977)           --
---------------------------------------------------------------
                                          6,055         2,803
---------------------------------------------------------------
Deferred tax liabilities
  Depreciation and amortization.......   (7,845)         (892)
  Acquisition related asset
    basis differences.................       --        (2,544)
--------------------------------------------------------------
                                         (7,845)       (3,436)
--------------------------------------------------------------
                                        $(1,790)      $  (633)
==============================================================


     Management has determined, based on the Company's history of domestic taxable income and its expectation of the future, that domestic operating income of the Company will likely be sufficient to fully recognize the net deferred tax assets.

     At June 30, 1997, the Company has foreign net operating loss carryforwards
(NOLs) for tax purposes of $11.7 million of which $6.1 million expires in the year 2006 and $1.7 million expires in the year 2007. The remaining NOLs have no expiration date. For financial reporting purposes, a valuation allowance of $4.0 million has been recognized to reduce the deferred tax assets related to those NOLs.

6. NOTES PAYABLE AND LONG-TERM DEBT

     During 1997, the Company replaced its $200 million unsecured domestic credit agreement. The Company now maintains two multi-currency credit agreements totaling $450 million that expire on April 29, 1998 ($250 million) and April 30, 2002 ($200 million). The amount outstanding under the new agreements at June 30, 1997, was $358 million of which $200 million is due April 30, 2002. The interest rate under the agreements is at or below the prime rate or, at the Company's option, LIBOR plus a margin. The weighted average interest rate on the outstanding borrowings at June 30, 1997, was 6.7%. A commitment fee of between
 .125% and .3% per year is paid on the unused portion of the commitment dependent upon the Company's level of leverage as set forth in the agreements. Under the terms of the agreements, the Company must maintain acceptable ratios, such as leverage ratio, minimum net worth, and interest coverage ratio. At June 30, 1997, the Company was in compliance with all covenants.

     The Company's subsidiaries outside of the United States have short-term lines of credit aggregating approximately $100 million from various banks worldwide. Most of these arrangements are reviewed periodically for renewal. The amounts outstanding under these lines of credit with banks at June 30, 1997 and 1996 were $27.3 million and $34.1 million, respectively. Interest rates are generally based on the prevailing bank prime rate in the various countries in which the Company has operations. Additionally, the subsidiaries have outstanding mortgage and equipment financing loans amounting to $38.1 million.

7.   OTHER FINANCIAL DATA

     The components of inventories consist of the following:

In thousands                        1997     1996
---------------------------------------------------
Finished goods.................. $ 24,832   $19,439
Work in process.................   23,385    14,417
Raw materials...................   27,130    19,034
---------------------------------------------------
                                 $ 75,347   $52,890
===================================================

   Other income (expense), net consists of the following:

In thousands                        1997      1996       1995
---------------------------------------------------------------
Foreign exchange gain (loss), net $ 2,161   $ 2,385    $ (352)
Gain (loss) on disposition of
  property, plant and equipment.     (634)    1,517     1,349
Royalty income..................       93     3,976     3,483
Government grant................    1,000        --        --
Other, net......................      904       784       418
---------------------------------------------------------------
                                 $  3,524   $ 8,662    $4,898
===============================================================

8.   EMPLOYEE BENEFIT PLANS

     The Company's Omnibus Stock Plan provides for the granting of 2,500,000 shares of Common Stock for awards of options under the Company's 1992 Stock Option Plan, the 1992 Employee Stock Purchase Plan, and the 1994 Stock Incentive Plan.

     Under the 1992 Stock Option Plan, options to purchase up to 1,500,000 shares of common stock may be granted to officers, employees and consultants to the Company. The Company may grant options that are either qualified (Incentive Stock Options) or nonqualified under the Internal Revenue Code of 1986, as amended. Options under the Plan will generally vest over a three-year period and the option term may not exceed ten years. Total options granted under this plan amounted to 48,313 in 1997 and 45,000 in 1996.


     The Company's 1992 Employee Stock Purchase Plan provides that eligible employees may contribute up to 10% of their base earnings toward the semiannual purchase of the Company's common stock, at a price equal to 85% of the lower of the market value of the common stock on the first and last day of the applicable period. There are limitations on the number of shares that can be purchased in any period. Total shares issued under this plan were 27,082 in 1997 and 60,906 in 1996. Since the plan is noncompensatory, no charges to operations have been recorded.

     The 1994 Stock Incentive Plan permits the issuance of options of common stock in the form of incentive stock options, nonstatutory stock options, stock appreciation rights, performance shares, restricted stock or unrestricted stock to selected employees of the Company. Options under the plan vest over a four-year period. Stock appreciation rights entitle recipients to receive an amount determined in whole or in part by appreciation in the fair market value of the stock between the date of the award and the date of exercise. Performance share awards entitle recipients to acquire shares of stock upon attainment of specified performance goals. Restricted stock awards entitle recipients to acquire shares of stock, subject to the right of the Company to repurchase under certain circumstances all or part of the shares at their purchase price (or to require forfeiture of such shares if purchased at no cost) from the recipient. Restricted shares vest over a five-year period. Unearned compensation, representing the fair market value of the shares at the date of issuance, is charged to earnings over the vesting period. Total options granted under this plan amounted to 63,744 in 1997 and 648,873 in 1996. No stock appreciation rights or performance shares were granted in 1997 or 1996.

     In addition to the above plans, the Company's 1992 Director Stock Option Plan provides for the grant of nonqualified stock options to the Company's nonemployee directors. The total number of shares to be issued under this plan may not exceed 50,000 shares. Options granted under the 1992 Director Stock Option Plan have an exercise price equal to the fair market value of the common stock on the date of the grant and a term equal to ten years. Total options granted under this plan amounted to 5,310 in 1997 and 14,600 in 1996.

   Following is a summary of the option and warrant transactions for the years 1997 and 1996:

                                       Shares               Price
---------------------------------------------------------------------------
Balance at June 30, 1995..........     622,028         $ 3.14 -  $32 1/4
  Granted.........................     708,473         16 3/4 -  20 3/8
  Exercised.......................     (67,561)          3.14 -  24
  Canceled........................    (113,704)            12 -  28 3/8
---------------------------------------------------------------------------
Balance at June 30, 1996..........   1,149,236             12 -  32 1/4
  Granted.........................     117,367         21 3/8 -  28 1/4
  Exercised.......................     (38,695)        19 3/4 -  28
  Canceled........................    (127,547)        16 3/4 -  28 5/8
---------------------------------------------------------------------------
Balance at June 30, 1997..........   1,100,361             12 -  32 1/4

Exercisable at June 30, 1997......     318,996             12 -  32 1/4

Shares reserved for future issuance  2,175,262
===========================================================================


     The Company maintains a 401(k) retirement plan which covers substantially all full-time U.S. employees. Under the plan, the Company will match employee contributions at rates which are determined annually by management. Employer contributions for the years ended June 30, 1997, 1996 and 1995 amounted to $762,000, $911,000 and $669,000, respectively.

     The Company adopted Statement of Financial Accounting Standard No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," in fiscal 1997, but elected to continue to measure compensation cost using the intrinsic value method, in accordance with APB Opinion No 25 ("APB 25"), "Accounting for Stock Issued to Employees." Accordingly, no compensation cost for stock options has been recognized. If compensation cost had been determined based on the estimated fair value of options granted in 1997 and 1996, consistent with the methodology in SFAS 123, the pro forma effects on the Company's net earnings and income per share would not have been material.

9. INFORMATION RELATED TO CUSTOMERS AND OPERATIONS IN DIFFERENT GEOGRAPHIC AREAS

     The Company operates in one principal industry segment: the design, manufacture, and sale of automotive occupant safety systems--which represents more than 90% of consolidated net sales. The following financial information relates to operations in different geographic areas. Net sales to unaffiliated customers is based on the location of Company's operating entity. Transfers between geographic areas are recorded at amounts above cost and in accordance with the rules and regulations of the respective governing tax authorities. Identifiable assets of geographic areas are those assets used in the Company's operations in each area. Corporate assets include cash and cash equivalents, intangibles, long-term investments, and deferred income taxes.

In thousands                               1997            1996          1995
--------------------------------------------------------------------------------
Net sales to unaffiliated customers:
  North America.................         $379,270       $324,565      $345,640
  Europe........................          415,610        107,124        55,332
--------------------------------------------------------------------------------
Total net sales.................         $794,880       $431,689      $400,972
--------------------------------------------------------------------------------
Transfers between geographic areas
  (eliminated in consolidation):
  North America.................         $ 42,809       $ 51,057      $ 27,018
  Europe........................           35,043         21,832        22,689
--------------------------------------------------------------------------------
Total transfers.................         $ 77,852       $ 72,889      $ 49,707
--------------------------------------------------------------------------------
Earnings before income taxes
Operating income:
  North America.................         $ 46,597       $ 90,372      $100,800
  Europe........................            3,986          2,442         4,017
Other income (expense), net.....          (20,936)         7,525         5,602
--------------------------------------------------------------------------------
Earnings before income taxes....         $ 29,647       $ 98,338      $110,133
--------------------------------------------------------------------------------
Identifiable assets:
  North America.................         $447,076       $196,776      $185,574
  Europe........................          410,577        219,340        38,410
  Corporate assets..............           19,500         87,686        54,714
--------------------------------------------------------------------------------

Total assets....................         $877,153       $503,802      $278,698
================================================================================

     The Company also had foreign export sales from the United States amounting to $34,559,000, $27,354,000 and $24,515,000 for the years ended June 30, 1997,
1996 and 1995, respectively.

     The Company operates its Mexican manufacturing facilities under the "Maquiladora" program. Pursuant to this program, materials and components owned by the Company are transferred to the Mexican subsidiaries where they are used to produce finished goods. The finished goods are returned to the United States and the Company reimburses the Mexican subsidiaries for their manufacturing costs without any intended significant profit or loss of consequence. Accordingly, the Mexican sales, transfers, and income amounts are excluded from the above geographic area information.

10.  COMMITMENTS AND CONTINGENCIES

     The Company is the subject of various lawsuits, claims and environmental contingencies. In the opinion of management, the expected liability resulting from these matters is adequately covered by amounts accrued, and will not have a material adverse effect on the Company's consolidated financial position or future results of operations.

11. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
    The following tables set forth selected quarterly financial information.

                                                    First            Second           Third             Fourth             Total
In thousands, except per share data                Quarter           Quarter         Quarter            Quarter             Year
------------------------------------------------------------------------------------------------------------------------------------
1997
Net sales.................................        $158,671          $182,567         $209,409           $244,233          $794,880
Gross profit..............................          41,648            36,690           37,955             47,304           163,597
Operating income..........................          18,210             9,330            7,128             15,915            50,583
Net earnings..............................           7,846             3,150            1,501              2,350            14,847
Earnings per share........................             .25               .10              .05                .07               .47
Cash dividends per share..................             .07               .07              .07                .07               .28
Market price range........................   18 1/2-27 7/8     22 5/8-28 1/2    19 1/4-27 1/4          17 3/8-23     17 3/8-28 1/2

1996
Net sales.................................        $ 92,601          $105,655         $103,927           $129,506          $431,689
Gross profit..............................          34,864            42,844           35,841             41,096           154,645
Operating income..........................          19,446            26,854           19,671             24,842            90,813
Net earnings..............................          12,601            17,842           14,892             17,703            63,038
Earnings per share........................             .40               .57              .47                .56              2.00
Cash dividends per share..................             .05               .05              .07                .07               .24
Market price range........................   19 1/8-24 1/4         17-20 1/4    16 3/8-19 5/8      18 3/4-24 1/4     16 3/8-24 1/4

1995
Net sales.................................        $ 87,359          $ 99,001         $109,876           $104,736          $400,972
Gross profit..............................          28,999            39,016           44,846             43,560           156,421
Operating income..........................          17,538            26,488           31,759             28,746           104,531
Net earnings..............................          11,231            18,191           21,984             20,927            72,333
Earnings per share........................             .36               .58              .70                .66              2.30
Cash dividends per share..................             .05               .05              .05                .05               .20
Market price range........................   25 1/4-33 3/4     25 1/2-36 3/8        20 1/4-29      18 3/8-24 1/4     18 3/8-36 3/8

     The Company recognized a charge during the fourth quarter of 1997 which decreased net income by $2.2 million. This charge increased income tax expense to reflect an increase in the effective tax rate for the year due to loss carryforwards in foreign countries that could not be utilized as management had originally anticipated. This adjustment reduced fourth quarter net income per share by $.07.


12. SUBSEQUENT EVENT

     On August 27, 1997, the Company entered into an Asset Purchase Agreement with Allied Signal, Inc. ("Allied") to acquire substantially all of the assets and certain liabilities of Allied's worldwide automotive occupant restraint products and systems (the "Division"). These products include seat belt and airbag assemblies and components. The purchase price is $710 million in cash and is subject to post-closing adjustments based on the net asset value of the Division as of the closing date. Consummation of the acquisition is subject to several conditions, including clearance of the transaction by appropriate government agencies, consent of certain customers, and customary conditions to closing. Management is confident that the contingencies will be resolved favorably. The Company is considering various methods of financing the transaction, including additional bank borrowings and the private placement of equity and/or debt securities. For the year ended December 31, 1996, the Division had unaudited revenues of $951 million and unaudited operating income of $86 million.


REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
BREED Technologies, Inc.


     We have audited the accompanying consolidated balance sheets of BREED Technologies, Inc. and subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of MOMO S.p.A., a wholly-owned subsidiary acquired April 15, 1996, which statements reflect total assets of $106,398,000 as of June 30, 1997 and net sales of $73,093,000 for the year then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for MOMO S.p.A., is based solely on the report of the other auditors. The consolidated financial statements of BREED Technologies, Inc. and subsidiaries for the year ended June 30, 1995, were audited by other auditors whose report dated July 21, 1995, expressed an unqualified opinion on those statements.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the report of other auditors, the 1997 and 1996 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BREED Technologies, Inc. and subsidiaries at June 30, 1997 and 1996, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/Ernst & Young LLP



July 31,  1997,  except  for Note 12,
as to which the date is  August  27,  1997
Tampa, Florida

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BREED TECHNOLOGIES, INC.



Date: September 25, 1997                By:  /s/ Charles J. Speranzella, Jr.
                                             Charles J. Speranzella, Jr.
                                             Vice Chairman


Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Allen K. Breed                   Chairman of the Board of              September 25, 1997
--------------------------           Directors
Allen K. Breed


/s/ Johnnie Cordell Breed            Co-Chairman and Chief Executive       September 25, 1997
 -------------------------           Officer (Principal Executive
Johnnie Cordell Breed                Officer)


/s/ Frank J. Gnisci                  Executive Vice President              September 25, 1997
--------------------------           and Chief Financial Officer
Frank J. Gnisci                      (Principal Financial Officer)


/s/ Thomas F. Dugan                  Corporate Controller                  September 25, 1997
--------------------------           (Principal Accounting Officer)
Thomas F. Dugan


/s/ Peter A. Lewis                   Director                              September 25, 1997
--------------------------
Peter A. Lewis


/s/ Larry W. McCurdy                 Director                              September 25, 1997
--------------------------
Larry W. McCurdy

                                  EXHIBIT INDEX

2.1 Agreement and Plan of Merger dated August 3, 1994 relating to Hamlin, Inc. (filed as Exhibit 3 to the Company's Form 8-K, filed September 15, 1994 and incorporated herein by reference)

2.2 Stock Purchase Agreement - MOMO S.p.A. and G. Holding S.r.l., dated March 29, 1996, and Stock Purchase Agreement - LANEBROOK LTD., dated March 29, 1996, (filed as Exhibits 2.1 and 2.2 to the Company's Form 8-K/A, filed June 28, 1996, and incorporated herein by reference)

2.3 Stock Purchase Agreement, dated April 22, 1996, between the Company and Alberto Zucchelli and Andrea Zucchelli for the acquisition of Italtest S.r.l. and Italtest Due S.r.l. (filed as Exhibit 2.3 to the Company's Form 10K filed on September 23, 1996, and incorporated herein by reference)

2.4 Stock Purchase Agreement, dated May 31, 1996, between the Company and Felt Products Mfg. Co. for the acquisition of Force Imaging Technologies, Inc. (filed as Exhibit 2.4 to the Company's Form 10K filed on September 23, 1996, and incorporated herein by reference)

2.5 Master Agreement dated July 1, 1996 related to the "Gallino Group" acquisition.

2.6 Amended and Restated Purchase Agreement, dated as of October 25, 1996 among UT Automotive, Inc., United Technologies Automotive Systems, Inc., United Technologies Automotive Systems de Mexico A.A. de C.V., IPCO, Inc. and BREED Technologies, Inc. (filed as an Exhibit to the Company's Form 8K dated November 7, 1996, and incorporated herein by reference)

2.7 Stock Purchase Agreement dated January 3, 1997, as amended February 25, 1997, between BREED Technologies, Inc. and BTI Investments, Inc. (filed as an Exhibit to the Company's Form 8K dated March 5, 1997, and incorporated herein by reference)

3.1    Second Restated Certificate of Incorporation of the Company (filed as
       Exhibit 4.1 to the Company's Registration Statement on Form S-8 (File No. 33-54988) (the "Form S-8") and incorporated herein by reference)

3.2 Amended and Restated By-Laws of the Company (filed as Exhibit 3.3 to the Company's Registration Statement on Form S-1 (File No. 33-51868 (the Form S-1") and incorporated herein by reference)

4.1 Specimen Certificate of Common Stock of the Company (filed as Exhibit 4.1 to the Form S-1 and incorporated herein by reference)

4.2 Description of Capital Stock (contained in the Second Restated Certificate of Incorporation of the Company filed as Exhibit 4.1 to the Form S-8 and incorporated herein by reference)

10.1 Company's 1992 Stock Option Plan (filed as Exhibit 10.12 to the Form S-1 and incorporated herein by reference)

10.2 Company's 1992 Director Stock Option Plan (filed as Exhibit 10.13 to the Form S-1 and incorporated herein by reference)

10.3 Company's 1992 Employee Stock Purchase Plan, as amended (filed as Exhibit 28 to the Form S-8 and incorporated herein by reference)

10.4 Company's Employees' Retirement Savings Plan (filed as Exhibit 10.15 to the Form S-1 and incorporated herein by reference)

10.5 Company's Employee Incentive Program (filed as Exhibit 10.16 to the Form S-1 and incorporated herein by reference)

10.6 Company's 1994 Stock Incentive Plan filed with the Form S-8, dated February 25, 1997

10.7 Five-Year Credit Agreement and 364 day credit agreement dated April 30, 1997 and First Amendments to Five-Year Credit Agreement and 364 day credit agreement dated June 28, 1997 among First Union National Bank of Florida (Administrative Agent), The Chase Manhattan Bank
       (Documentation Agent) and certain other financial institution lenders.

21     Subsidiaries of the Company

23.1   Consent of KPMG Peat Marwick LLP, Independent Auditors

23.2   Consent of Ernst & Young LLP, Independent Auditors

23.3   Opinion of KPMG Peat Marwick LLP, Tampa, Independent Auditors

23.4   Opinion of KPMG Peat Marwick LLP, Milan, Independent Auditors

27     Financial Data Schedule