Form 10-Q
period 1997-09-30
BREED TECHNOLOGIES INC
filed 1997-11-14
CIK 891531

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ____________________

                                    FORM 10-Q

            [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

               For the quarterly period ended: September 30, 1997
                                       or

            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                           Commission File No. 1-11474

                              ____________________

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

                              ____________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __.

     As of October 31, 1997, 31,705,527 shares of the registrant's common stock, par value $.01 per share, were outstanding.



--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX


 PART I.           FINANCIAL INFORMATION                                    Page


Item 1.  Financial Statements

                  Consolidated Condensed Balance Sheets (Unaudited)-
                     September 30, 1997 and June 30, 1997................      1

                  Consolidated Condensed Statements of Operations (Unaudited)-
                     Three months ended September 30, 1997 and 1996 ......     2

                  Consolidated Condensed Statements of Cash Flows (Unaudited)-
                     Three months ended September 30, 1997 and 1996.......     3

                  Notes to Consolidated Condensed Financial Statements
                     (Unaudited) ........................................      4

Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations ..................      5


PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K ................................      6

Signatures ..............................................................      7

Consolidated Condensed Balance Sheets (Unaudited)
September 30, 1997 and June 30, 1997

In thousands


                                              September 30,1997    June 30, 1997


ASSETS
Current Assets
Cash and cash equivalents                      $    12,023          $     18,707
Accounts receivable, principally trade             192,223               207,951
Inventories                                         79,332                75,347

Prepaid expenses                                    20,420                13,519
                                                -----------         ------------
Total Current Assets                               303,998               315,524
                                                -----------         ------------

Net property, plant and equipment                  272,425               276,450

Intangibles                                        219,360               220,956

Net assets held for sale                            56,900                52,620

Investments and other assets                        12,955                11,603
                                                -----------         ------------
Total Assets                                   $   865,638          $    877,153
                                                ===========         ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Notes payable and current portion
   of long-term debt                           $   195,724          $    191,744
Accounts payable                                   129,149               121,505
Accrued expenses                                    25,263                49,479
                                               -----------          ------------
Total Current Liabilities                          350,136               362,728
                                               -----------          ------------

Long-term debt                                     240,849               231,700
Other long-term liabilities                         15,519                16,306
                                               -----------          ------------
Total  Liabilities                                 606,504               610,734
                                               -----------          ------------

Stockholders' Equity
Common stock                                           317                   317
Additional paid-in capital                          77,573                77,470
Retained earnings                                  203,737               207,964
Foreign currency translation adjustments          (22,091)              (18,843)
Unearned compensation                                (402)                 (489)
                                               -----------           -----------
Total Stockholders' Equity                         259,134               266,419
                                               -----------          ------------

Total Liabilities and Stockholders' Equity     $   865,638          $    877,153
                                               ===========          ============


See Notes to Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Operations (Unaudited)
Three months ended September 30, 1997 and 1996

In thousands, except earnings (loss) per share





                                                     1997                   1996

Net sales                                       $   195,172          $   158,671

Cost of sales                                       166,885              116,577
                                                ------------         -----------

Gross profit                                         28,287               42,094
                                                ------------         -----------

Selling, general and administrative expenses         16,229               15,465
Engineering, research and development                 8,881                7,973
Amortization of intangibles                           2,017                1,282
                                                ------------         -----------
  Total Operating Expenses                           27,127               24,720
                                                ------------         -----------

Operating income                                      1,160               17,374

Interest income (expense), net                      (8,077)              (4,208)
Other income (expense), net                           (710)                 (20)
                                                ------------         -----------
Earnings (loss) before income taxes                 (7,627)               13,146

Income taxes (benefit)                              (3,400)                5,300
                                                ------------         -----------

Net earnings (loss)                             $   (4,227)          $     7,846
                                                ============         ===========

Earnings (loss) per share                       $     (.13)          $       .25
                                                ============         ===========

Average shares outstanding                           31,682               31,628
                                                ============         ===========





See Notes to Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Cash Flows (Unaudited)
Three months ended September 30, 1997 and 1996

In thousands


                                                               1997             1996
                                                               -----------      -----------
Cash Flows from Operating Activities
Net earnings (loss)                                            $   (4,227)      $    7,846
Adjustments to reconcile net earnings (loss) to net cash
provided by operating activities:
   Depreciation and amortization                                    12,708           10,283
   Gain from sale of assets                                          (170)              ---
   Changes in working capital items                                (9,511)           11,707
   Changes in other assets and other long-term liabilities         (6,840)            1,158
                                                                -----------      ----------
   Net cash (used in) provided by operating activities             (8,040)           30,994
                                                                -----------      ----------

Cash Flows from Investing Activities
Cost of acquisition, net of cash acquired                             ---          (77,142)
Purchases of property, plant and equipment                         (6,853)         (22,480)
Proceeds from sale of assets                                           363              ---
                                                                -----------      ----------
Net cash used in investing activities                              (6,490)         (99,622)
                                                                -----------      ----------

Cash Flows from Financing Activities
Dividends paid                                                     (2,218)          (2,214)
(Repayments) proceeds of debt, net                                  13,128         (13,382)
Stock options exercised and terminations of restricted shares          184               16
                                                                ----------       ----------
Net cash provided by (used) in financing activities                 11,094         (15,580)
                                                                ----------       ----------

Effect of exchange rate changes on cash                            (3,248)               14
                                                               -----------       ----------

Net decrease in cash and cash equivalents                          (6,684)         (84,194)
Cash and cash equivalents at beginning of period                    18,707           95,830
                                                                ----------       ----------
Cash and cash equivalents at end of period                      $   12,023       $   11,636
                                                                ==========       ==========

Cost of Acquisition:
Working capital, net of cash acquired                                  ---      $  (18,085)
Property, plant and equipment                                          ---        (117,230)
Other assets                                                           ---            (930)
Long-term debt                                                         ---           33,910
Other long-term liabilities                                            ---           25,193
                                                                ----------       ----------
   Net cost of acquisition                                             ---      $  (77,142)
                                                                ==========      ===========


See Notes to Consolidated Condensed Financial Statements.

     Notes to Consolidated Condensed Financial Statements

     Note 1 - Presentation In the opinion of management, all adjustments, which include normal recurring accruals, considered necessary for a fair presentation of the financial position, results of operations and cash flows at September 30, 1997, and all periods presented have been included in the accompanying consolidated financial statements. Operating results for the three months ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ending June 30, 1998. Certain amounts in the prior year's Consolidated Condensed Financial Statements have been reclassified to conform to the current year's presentation.

Note 2 - Inventories
   The components of inventory (in thousands) consist of the following:



                              September 30,                June 30,
                                      1997                    1997

                                ---------------           -------------

Finished Goods                   $ 24,743                   $ 24,832
Work-in-process                    28,230                     23,385
Raw Materials                      26,359                     27,130
                                ---------------           -------------
Total                            $ 79,332                   $ 75,347
                                ===============           =============


     Note 3 - Subsequent Events On October 30, 1997, the Company completed the acquisition of substantially all of the assets and certain liabilities of AlliedSignal, Inc.'s worldwide automotive occupant safety restraint products and systems ("SRS"). These products include seat belt and airbag assemblies and components. The aggregate purchase price for all assets and liabilities acquired was $710 million in cash and is subject to post closing adjustments based on the net asset value of SRS as of the closing date. In conjunction with the acquisition, AlliedSignal advanced the Company $50 million to be applied against any potential post closing adjustments.

     The company entered into a new credit agreement for borrowings of up to $900 million. The company borrowed $800 million from the credit agreement to retire the former credit agreement and partially finance the acquisition of SRS. The credit agreement has a 366 day term and contains various restrictive covenants. The Company also used proceeds from the issuance of Series A Preference Shares of $115 million and the issuance of Series B Preferred Stock of $200 million to finance the acquisition.

     The Company has announced its intent to offer $250 million of convertible trust preferred securities in a transaction under Rule 144A of the Securities Act of 1933, as amended. The proceeds of the offering will be used to retire the Series B Preferred Stock and provide additional working capital.

     The Company also announced that it expects to announce restructuring and other charges of between $250 million and $330 million pretax in the second quarter ended December 31, 1997. These restructuring and other charges include a reduction of the Company's global workforce; the consolidation of manufacturing, engineering and sales facilities in North America, Europe and Asia; the write-down of goodwill, equipment, tooling and certain other assets associated with businesses acquired in prior years; as well as a charge for in-process research and development at SRS.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-Q contains forward-looking statements that involve a number of risks and uncertainties. When used in this Quarterly Report on Form 10-Q the words "believes", "anticipated" and similar expressions are intended to identify forward-looking statements. There are a number of factors that could cause the Company's actual results to differ materially from those forecasted or projected in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligations to publicly release the result of any revisions to these forward- looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

     Results of Operations Three Months Ended September 30, 1997 (FY98) Compared to Three Months Ended September 30, 1996 (FY97) Net Sales.

     Net sales increased 23.0 % to $195.2 million in the quarter ended September 30, 1997 (FY98) from $158.7 million in the quarter ended September 30, 1996
(FY97) primarily due to growth from the acquisitions of USS and Custom Trim. These two acquisitions account for approximately $61.5 million of the year-over-year sales growth. The increase was partially offset by a decline in sales of Gallino and MOMO products and a continuing decline in sales of the Company's EMS sensor and all-mechanical airbag system products.

     EMS sensor sales decreased 38.5 % to $28.5 million in the quarter ended September 30, 1997 (FY98) from $46.4 million in the quarter ended September 30, 1996 (FY97) as major customers continue the shift to electronic sensors sourced internally. This decline is partially offset by an increase in the sale of auxiliary and safing sensors, which are components in electronic sensor systems. Sales of these sensor products increased by $1.7 million from fiscal 1997 to fiscal 1998.

     Inflator and module sales decreased 36.7 % to $13.9 million in the quarter ended September 30, 1997 (FY98) from $21.9 million in the quarter ended September 30, 1996 (FY97) primarily due to a planned phase-out of all-mechanical airbag systems at Fiat and Chrysler.

     Cost of Sales. Cost of sales increased 43.1 % to $166.9 million in the quarter ended September 30, 1997 (FY98) from $116.6 million in the quarter ended September 30, 1996 (FY97). The increase primarily reflects the additional production costs resulting from the acquisitions of USS and Custom Trim made during fiscal 1997. In addition, the Company has incurred approximately $1.7 million related to the closing of two operations acquired in the USS acquisition.

     Gross Profit. Consolidated gross profit as a percentage of net sales decreased to 14.5 % for the quarter ended September 30, 1997 (FY98) from 26.5 % for the quarter ended September 30, 1996 (FY97) reflecting the declining sales of high-margin EMS sensors and a higher percentage of net sales being generated from lower margin products acquired in recent acquisitions, primarily steering wheels and plastic components.

     Selling, General and Administrative Expenses. Selling and administrative expenses increased 4.9% to $16.2 million for the quarter ended September 30, 1997 (FY98) from $15.5 million for the quarter ended September 30, 1996 (FY97) primarily reflecting costs associated with the acquired businesses ($1.5 million), partially offset by some reductions in selling and marketing expenses associated with the existing business.

     Engineering, Research and Development ("R&D") Expenses. R & D expenses increased 11.4 % to $8.9 million for the quarter ended September 30, 1997 (FY98) from $ 8.0 million for the quarter ended September 30, 1996 (FY97) reflecting costs associated with the acquired businesses ($ 0.7 million) and an increase in spending for new product development in the existing businesses, primarily electronic sensing and intelligent systems technology.

     Interest Expense. Interest expense increased to $8.1 million for the quarter ended September 30, 1997 (FY98) from $4.2 million for the quarter ended September 30, 1996 (FY97) reflecting the borrowings used to finance the acquisitions and working capital requirements.

     Income Taxes. The higher effective tax rate of 46.8% for the quarter ended September 30, 1997 (FY98) compared to 40.3% for the quarter ended September 30, 1996 (FY97) is primarily due to the absence of a current tax benefit for losses of certain foreign entities.


Liquidity and Capital Resources


     Cash provided  from  operations  for the quarter  ended  September 30, 1997
(FY98) was a deficit of $8 million primarily attributable to the net loss of $4 million and changes in working capital items. The Company had a working capital deficit of $ (44.4) million at September 30, 1997, compared to a working capital deficit of $ (47.2) million at June 30, 1997. The lower working capital deficit is attributable to lower levels of accounts receivable relating to lower sales volume typical of the first quarter.

     In the first quarter of FY98, the Company invested $7 million in property, plant and equipment to expand capacity and tool new products. Investments continue to be made in new equipment throughout the Company to support productivity improvements, cost reduction programs, and to add capacity for existing and new products. Working capital needs included higher levels of accounts receivable relating to higher sales volume, and increased inventory levels to support sales growth and to maintain service levels during facility relocations undertaken as part of the Company's restructuring actions.

     On October 30, 1997, Siemens made a $115 million equity investment in the Company and acquired 4,883,227 Series A Preference Shares. Proceeds of the Siemens Investment were used to fund a portion of the SRS Acquisition.

     The Company recently entered into a Credit Facility with NationsBank, which provided the Company with up to $900 million to fund the SRS Acquisition (see
Item 6(b)), refinance existing indebtedness, pay transaction costs and provide ongoing working capital availability. The NationsBank Credit Facility consists of a 366-day revolving credit facility providing up to $300 million of availability, including a $25 million sublimit for the issuance of standby letters of credit and a $75 million sublimit for multi-currency borrowings, and a 366-day $600 million term loan. Concurrently with the SRS Acquisition, the Company borrowed $800 million under the NationsBank Credit Facility, leaving $100 million of available borrowings.

     If the Company successfully completes the sale of the $250 million of convertible trust preferred securities as discussed in Note 3 to the
Consolidated Condensed Financial Statements, it will use the net proceeds to retire the $200 million of Series B Preferred Stock and use the remainder for working capital.

                                     PART II
                                OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits - None

     (b) Reports on Form 8-K - The Company will file Form 8-K on November 14, 1997 to report that on October 30, 1997, the Company consummated the acquisition of certain assets and the assumption of certain liabilities of the "Safety Restraints Systems" business unit of AlliedSignal, Inc. and 100% of the outstanding shares of capital stock of ICSRD Rueckhaltesysteme Fahrzeugsicherheit GmbH, a German company,

     BSRD Limited, an English company, AlliedSignal India, Inc., a Delaware BSRD Limited, an English company, AlliedSignal India, Inc., a Delaware company,
Sistemas AlliedSignal de Seguridad, S.A. de C.V., a Mexican company, and AlliedSignal Cinturones de Seguridad, S.A. de C.V., a Mexican company.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            Breed Technologies, Inc.
                                  (Registrant)



November 14, 1997

                                          By:   /s/ Frank J. Gnisci
                                                Frank J. Gnisci
                                                Executive Vice President and
                                                Chief Financial Officer