Form 10-Q
period 1997-12-31
BREED TECHNOLOGIES INC
filed 1998-02-12
CIK 891531

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                          --------------------

                               FORM 10-Q

[X]         Quarterly Report Pursuant to Section 13 or 15(d) of
                     The Securities Exchange Act of 1934

            For the quarterly period ended: December 31, 1997
                                  or

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

         As of February 12, 1998, 31,712,608 shares of the registrant's common stock, par value $.01 per share, were outstanding.

                                                      INDEX


PART I.           FINANCIAL INFORMATION                                    Page


Item 1.  Financial Statements

                  Consolidated Condensed Balance Sheets - December 31, 1997
                      (Unaudited)and June 30, 1997 ..........                 1

                  Consolidated Condensed Statements of Earnings (Unaudited)
                      Three and six months ended December 31, 1997 and 1996   3

                  Consolidated Condensed Statements of Cash Flows (Unaudited)
                      Six months ended December 31, 1997 and 1996 .....       4

                  Consolidated Statement of Stockholders Equity (Unaudited).. 5

                  Notes to Consolidated Condensed Financial Statements
                      (Unaudited) .....................................       6

Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations ................      12


PART II.  OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders............      16

Item 6. Exhibits and Reports on Form 8-K ..............................      17

Signatures ............................................................      18

                                          PART I - FINANCIAL INFORMATION


Item 1.           Financial Statements



Breed Technologies, Inc.
Consolidated Condensed Balance Sheets
In Millions, except per share data


                                                                  December 31,        June 30,
                                                                     1997              1997
                                                                  (Unaudited)

ASSETS
Current Assets:
   Cash and cash equivalents                                         $    32.3      $     18.7
   Accounts receivable, principally trade                                287.1           208.0
   Inventories:
     Raw materials                                                        56.1            24.8
     Work in process                                                      30.3            23.4
     Finished goods                                                       34.9            27.1
                                                                     ---------      ----------
         Total Inventories                                               121.3            75.3
                                                                     ---------      ----------
   Prepaid expenses and other current assets                              61.9            13.5
                                                                     ---------      ----------

         Total Current Assets                                            502.6           315.5

Property, plant and equipment, net                                       347.4           276.5
Intangibles, net                                                         744.9           221.0
Net assets held for sale                                                  22.2            52.6
Other assets                                                              48.3            11.6
                                                                     ---------      ----------
                                     Total Assets                    $  1,665.4    $     877.2
                                                                     =========      ==========

See Notes to Consolidated Condensed Financial Statements.

Breed Technologies, Inc.
Consolidated Condensed Balance Sheets
In Millions, except per share data


                                                                  December 31,        June 30,
                                                                          1997           1997
                                                                   (Unaudited)




LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Notes payable and current portion of long-term debt (Note 3)      $    819.0    $     191.7
   Accounts payable                                                      262.4           121.5
   Accrued expenses                                                      240.9            49.5
                                                                     ---------      ----------
         Total Current Liabilities                                      1322.3           362.7
                                                                     ---------      ----------

Long-term debt                                                            31.9           231.7
Other long-term liabilities                                               29.8            16.3
                                                                     ---------      ----------
         Total Liabilities                                              1384.0           610.7
                                                                     ---------      ----------

Company obligated mandatorily redeemable convertible preferred
   securities (Note 5)                                                   250.0             ---
Stockholders' Equity:
   Common stock,  par value  $0.01,  authorized  50,000,000  shares,  issued and outstanding 31,712,608 and 31,679,442 shares at
     December 31, 1997 and June 30, 1997, respectively                     0.3             0.3
   Series A Preference Stock par value $0.001, authorized 5,000,000 shares, issued and outstanding 4,883,227 shares at December
        31, 1997 (Note 4)                                                115.0             ---
   Additional paid-in capital                                             78.0            77.5
   Warrants (Note 3)                                                       1.9             ---
   Retained earnings                                                   (139.3)           208.0
   Foreign currency translation adjustments                             (24.2)          (18.8)
   Unearned compensation                                                 (0.3)           (0.5)
                                                                     ---------      ----------
     Total Stockholders' Equity                                           31.4           266.5
                                                                     ---------      ----------
         Total Liabilities and Stockholders' Equity                  $  1,665.4     $     877.2
                                                                     =========      ==========



See Notes to Consolidated Condensed Financial Statements.

Breed Technologies, Inc.
Consolidated Condensed Statements of Operations (Unaudited) In millions,  except earnings per share

                                                        Three Months Ended        Six Months Ended
                                                           December 31,             December 31,
                                                       ---------------------    ---------------------
                                                            1997        1996         1997        1996
Net sales                                              $   340.7    $  182.6    $   535.9   $   341.2

Cost of sales (Note 6)                                     312.9       145.9        479.7       262.4
                                                       ---------    --------    ---------   ---------
Gross profit                                                27.8        36.7         56.2        78.8
Operating expenses:
   Selling, general and administrative expenses             21.3        16.7         37.6        32.2
   Research, development and engineering expenses           18.6         9.9         27.5        17.8
   Repositioning charges (Note 6)                          244.0         ---        244.0         ---
   In-process research and development expenses (Note 6)    77.5         ---         77.5         ---
   Amortization of intangibles                               4.0         0.8          6.0         2.1
                                                       ---------    --------    ---------   ---------
     Total operating expenses                              365.4        27.4        392.6        52.1
                                                       ---------    --------    ---------   ---------
         Operating income (loss)                         (337.6)         9.3      (336.4)        26.7
Interest expense                                            27.1         6.7         35.4        11.1
Other income (expense), net                                  0.4         2.3        (0.1)         2.5
                                                       ---------    --------    ---------   ---------
         Earnings   (loss)  before  income  taxes,   distributions   on  Company
         obligation mandatorily redeemable convertible preferred
         securities and extraordinary item               (364.3)         4.9      (371.9)        18.1
Income taxes (benefit) (Note 7)                           (46.5)         1.8       (49.9)         7.1
Distributions on Company obligation mandatorily
   redeemable convertible preferred securities (Note 5)      1.4         ---          1.4         ---
                                                       ---------    --------    ---------   ---------
         Earnings (loss) before extraordinary loss       (319.2)         3.1      (323.4)        11.0
Extraordinary loss, net of tax benefit of $0.4 million     (0.7)         ---        (0.7)         ---
                                                       ---------    --------    ---------   ---------

         Net earnings (loss)                            $(319.9)    $    3.1     $(324.1)   $    11.0
                                                        =========    ========    =========   ========

Basic earning (loss) per common share (Note 8):
   Earnings (loss) before extraordinary loss            $(10.07)    $   0.10     $(10.20)   $    0.35
   Extraordinary loss                                     (0.02)         ---       (0.02)         ---
                                                       ---------    --------    ---------   ---------
         Net earnings (loss)                            $(10.09)    $   0.10     $(10.22)   $    0.35
                                                       =========    ========    =========   =========
Diluted earnings (loss) per common share:
   Earnings (loss) before extraordinary loss            $(10.07)    $   0.10     $(10.20)   $    0.34
   Extraordinary loss                                     (0.02)         ---       (0.02)         ---
                                                       ---------    --------    ---------   ---------
         Net earnings (loss) - assuming dilution        $(10.09)    $   0.10     $(10.22)   $    0.34
                                                       =========    ========    =========   =========


See Notes to Consolidated Condensed Financial Statements.

Breed Technologies, Inc.
Consolidated Condensed Statements of Cash Flows (Unaudited)
In millions

                          Six Months Ended December 31
                                                                      ---------------------------------
                                                                          1997                     1996
                                                                      -------------         -----------
Cash Flows from Operating Activities:
   Net earnings (loss)                                                  $  (324.1)              $11.0
Adjustments  to  reconcile  net  earnings  to net cash  provided  by  (used  in)
   operating activities:
   Depreciation and amortization                                             27.1                21.5
   Non-cash items included in repositioning and other special charges       195.9                 ---
   Accrual for repositioning and other special charges                       76.5                 ---
   Changes in working capital items and other                                 3.6                39.9
                                                                      -------------         ---------
         Net cash provided by (used in) operating activities                (21.0)               72.4
                                                                      -------------         ---------

Cash Flows from Investing Activities:
   Cost of acquisition, net of cash acquired (Note 2)                      (710.0)            (211.0)
   Purchases of property, plant and equipment                               (23.4)             (41.7)
   Proceeds from sale of assets                                               2.6                 ---
                                                                      -------------         ---------
         Net cash used in investing activities                             (730.8)            (252.7)
                                                                      -------------        ----------

Cash Flows from Financing Activities:
   Proceeds from (repayment of) debt, net                                   427.5               119.0
   Proceeds from Series A Preference Stock issuance                         115.0                 ---
   Proceeds from Series B Preference Stock issuance                         200.0                 ---
   Fees associated with Series B Preference Stock issunce                   (10.0)                ---
   Redemption of Series B Preference Stock issuance                        (200.0)                ---
   Proceeds from Company obligated mandatorily redeemable
     convertible preferred securities, less relatedees                      239.0                 ---
   Cash dividends paid                                                       (2.2)              (4.4)
   Proceeds from common stock issued                                          0.7                 0.6
                                                                      -------------         ---------
         Net cash provided by financing activies                            770.0               115.2
                                                                      -------------         ---------

Effect of exchange rate changes on cash                                      (4.6)              (0.5)
                                                                      -------------        ----------

Net increase/(decrease) in cash and cash eqvalents                           13.6              (65.6)
Cash and cash equivalents at beginning oferiod                               18.7                95.8
                                                                      -------------        ----------
Cash and cash equivalents at end of period                            $      32.3      $         30.2
                                                                      =============        ==========

Cost of Acquisition:
Working capital, net of cash acquired                                 $      39.5      $      (44.2)
Property, plant and equipment                                              (140.3)           (151.2)
Cost in excess of net assets acquired                                      (683.3)            (72.9)
Intangibles-write-off of in-process research and development costs           77.5                ---
Investments and other assets                                                (11.8)            (19.0)
Long-term debt                                                               ---                33.9
Other long-term liabilities                                                   8.4               42.4
                                                                      -------------        ---------
Net cost of acquisition                                               $    (710.0)       $   (211.0)
                                                                      =============        =========

See Notes to Consolidated Condensed Financial Statements.

Breed Technologies, Inc.
Consolidated Statement of Stockholders Equity (Unaudited)
In Millions, except per share data





                                                                 Series A       Series B     Additional
                                          Common Stock          Preference     Preference      Paid-In                    Retained
                                        Shares            Amount   Stock          Stock        Capital       Warrants     Earnings
                                  ---------------------------- -------------  ------------- -------------  ------------ ------------
Balance at June 30, 1997               31,679,442  $       0.3           ---           ---   $       77.5           ---  $     208.0
   Net loss                                                                                                                  (324.1)
   Translation adjustments
   Issue Series A Preference
   Stock, (Note 4)                                                     115.0
   Issue Series B Preference
   Stock, (including fees),                                                           200.0                                   (10.0)
    (Note 5)
   Redemption of Series B
   Preference Stock, (Note 5)                                                       (200.0)
   Fees associated with
   Company obligated
   mandatorily redeemable
   convertible preferred
   securities                                                                                                                 (11.0)
   Warrants issued with Credit
   Facility, (Note 3)                                                                                               1.9
   Shares issued under Stock
   Option Plans                            39,692                                                     0.7
   Shares terminated under Stock
   Incentive Plan, net of granted
   Shares                                 (6,526)                                                   (0.2)
   Cash dividends                                                                                                              (2.2)
                                  ---------------  ----------- -------------  ------------- -------------  ------------ ------------
Balance at December 31, 1997           31,712,608  $       0.3   $     115.0            ---  $       78.0  $        1.9   $  (139.3)
                                  ===============  =========== =============  ============= =============  ============ ============





                                        Foreign
                                       Currency
                                      Translation       Unearned
                                      Adjustments     Compensation      Total
                                    --------------- ----------------- ----------
Balance at June 30, 1997             $       (18.8)     $       (0.5)    $ 266.5
  Net Loss                                                               (324.1)
  Translation adjustments                     (5.4)                        (5.4)
  Issue Series A Preference
  Stock, (Note 4)                                                          115.0
  Issue Series B Preference
  Stock, (including fees),
  (Note 5)                                                                 190.0
  Redemption of Series B
  Preference Stock, (Note 5)                                             (200.0)
  Fees associated with
  Company obligated
  mandatorily redeemable
  convertible preferred
  securities                                                              (11.0)
  Warrants issued with Credit
  Facility, (Note 3)                                                         1.9
  Shares issued under Stock
  Option Plans                                                    0.2        0.9
  Shares terminated under Stock
  Incentive Plan, net of granted
  Shares                                                                   (0.2)
  Cash dividends                                                           (2.2)
                                    --------------- ----------------- ----------
Balance at December 31, 1997         $       (24.2)     $       (0.3)   $   31.4
                                    =============== ================= ==========

      Notes to Consolidated Condensed Financial Statements
                           (Unaudited)

Note 1 - Basis of Presentation
     The accompanying unaudited consolidated condensed financial statements of Breed Technologies, Inc. (the "Company"or "Breed") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ending June 30, 1998. The consolidated financial statements include the accounts of Breed and all majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1997.
     Note 2 - Acquisition On October 30, 1997 the Company completed the acquisition of certain assets and the assumption of certain liabilities of the "Safety Restraints Systems" business unit of AlliedSignal, Inc. and 100% of the outstanding shares of capital stock of ICSRD Rueckhaltesysteme Fahrzeugsicherheit GmbH, a German company, BSRD Limited, an English company, AlliedSignal India, Inc., a Delaware company, Sistemas AlliedSignal de Seguridad, S.A. de C.V., a Mexican company, and AlliedSignal Cinturones de Seguridad, S.A. de C.V., a Mexican company (collectively, "SRS"). The acquisition was made pursuant to the Asset Purchase Agreement ("Agreement") dated August 27, 1997 among AlliedSignal, Inc. (and certain subsidiaries identified in the Agreement) and Breed (and certain subsidiaries identified in the Agreement).
     SRS produces seatbelts and airbags with principal locations in Knoxville, Tennessee; Maryville, Tennessee; Greenville, Alabama; St. Clair Shores, Michigan; Sterling Heights, Michigan; Douglas, Arizona; Brownsville, Texas; El Paso, Texas; Aqua Prieta, Mexico; Juarez, Mexico; Valle Hermoso, Mexico; Carlisle, England; Colleferro, Italy; Turin, Italy; Siena, Italy; Arzano, Italy; and Barcelona, Spain.
     The purchase price for the SRS acquisition was $710.0 million, which was financed with borrowings under a revolving and term credit facility, the net proceeds from the issuance and sale of Series B Preference Securities (as defined in Note 5) and the net proceeds from the issuance and sale of Series A Preference Shares to Siemens AG.
     The allocation of the purchase price is preliminary and subject to change. In addition, the purchase price is subject to post-closing adjustments based on the net book value of the acquired business, retained cash balances, if any, and any amounts paid with respect to certain intercompany obligations. The initial purchase price shall be increased or decreased by the amount by which the net book value of SRS as of the closing date is greater than or less than, respectively, $175.3 million. The Company has submitted to AlliedSignal, Inc. a post closing purchase price adjustment in accordance with the terms of the agreement. The final adjustment will be determined in accordance with the terms of the Agreement.
     The pro forma unaudited results of operations for the six months ended December 31, 1997 and 1996, assuming the acquisition of SRS had been consummated as of July 1, 1996, are as follows:

                                                          Six Months Ended
                                                            December 31,
In millions, except per share data                   1997                1996
--------------------------------------------------------------------------------
Net sales                                        $  813.5            $     852.3
Net loss                                         $ (389.9)           $    (13.5)
Net loss per share - basic and diluted           $ (12.30)           $    (0.43)

Note 3 - Borrowings
     On October 30, 1997, in connection with the acquisition of SRS, the Company and NationsBank entered into a new revolving and term credit facility ("Credit Facility") pursuant to which the Company has $900 million of aggregate borrowing availability. At December 31, 1997, the Company had an aggregate of $810 million of borrowings outstanding under the Credit Facility (including approximately $10.0 million of letters of credit) and the weighted average interest rate on such borrowings was approximately 8.76% per annum.
     The credit facility consists of a $600 million term loan and a $300 million revolver (with $75 million multicurrency and $25 million letter of credit sublimits). Both credit facilities have a 366 day term which expire on October 31, 1998. Borrowings under the Credit Facility bear interest at a per annum rate equal to, at the election of the Company, either (i) the higher of the Federal Funds Rate plus 0.5% or the NationsBank prime rate plus, in either case, an additional margin ranging from 2.0% to 5.0% based on the length of time the Credit Facility is in existence, or (ii) a rate based on the prevailing interbank offered rate plus an additional margin ranging from 3.0% to 6.0% based on the length of time the Credit Facility is in existence. The letter of credit fee ranges from 3.0% to 6.0% and, when there is more than one Lender, an additional 0.125% for the issuing bank. The Company is also required to pay a quarterly unused facility fee. In addition, the Company paid a commitment fee, upon the execution of the Credit Facility, equal to 3% of the aggregate available borrowings under the Credit Facility ($27 million). The Credit Facility has a 1.5% take-out fee ($13.5 million), subject to certain conditions, which is payable upon repayment in full of all amounts outstanding under the Credit Facility.
     The Credit Facility is secured by (i) a security interest in all of the personal property and assets (including inventory, accounts receivable, intellectual property, mortgages on all real property owned by the Company and the assets acquired pursuant to the SRS acquisition) of the Company and certain subsidiaries, (ii) a stock pledge by the Company and certain subsidiaries of their stock in certain domestic subsidiaries and at least 65% of the voting stock and 100% of the non- voting stock of foreign subsidiaries, (iii) a pledge of the common stock owned by A. Breed, L.P., a Texas limited partnership and J. Breed, L.P., a Texas limited partnership, (iv) an assignment of certain leases for facilities of the Company and certain subsidiaries, (v) a pledge and subordination of intercompany notes, (vi) an assignment of certain partnership interests, and (vii) an assignment of a trademark licensing agreement. The Credit Facility is guaranteed by certain of the Company's subsidiaries.
     The Credit Facility requires compliance with certain covenants by the Company and its subsidiaries, including, among other things: (i) maintenance of certain financial ratios and compliance with certain financial tests and limitations; (ii) limitations on the payment of dividends, incurrence of additional indebtedness and granting of certain liens; and (iii) restrictions on mergers, acquisitions, and investments. At December 31, 1997, the Company was in compliance with all covenants.
     In connection with the Credit Facility, the Company also entered into a warrant agreement with NationsBank providing for the issuance by the Company of a warrant to purchase common stock. The warrant is exercisable for 250,000 common shares at an exercise price of $23.125 per share. The warrants were valued at $1.9 million using the Black- Shoals model as recommended by Financial Accounting Standards Statement No. 123. The number of shares for which the warrant is exercisable may be increased to a maximum of 3,000,000 shares if the Company fails to fulfill certain obligations prior to July 26, 1998. The exercise price for such additional shares shall be the market price of the common stock on the day such warrant shares become exercisable. The warrant agreement and the warrant expire on October 30, 2000. NationsBank may elect that the warrant shares be included in certain registration statements filed by the Company under the Securities Act for the sale of common stock of the Company and, until October 30, 2002, may demand that the Company register the warrant shares on Form S-3.

Note 4-Siemens Investment Joint Venture Agreement
     On December 24, 1997, the Company and Siemens Aktiengesellschaft (A.G.), Automotive Systems Group ("Siemens") signed an agreement forming a joint venture for the worldwide research, development, engineering, assembly and marketing of motor vehicle occupant safety restraint systems.
     The joint venture will be owned effectively 50% by both the Company and Siemens. Siemens will contribute to the joint venture its shares in the existing Passive Restraint Systems ("PARS") GmbH. PARS operates crash test facilities and develops occupant safety systems. It will serve as a center for the design, engineering,simulation, testing and sales of integrated occupant safety systems in Europe. Breed will form a company with its headquarters and facilities located in Michigan and will contribute various assets which are comparable to those existing at PARS. This new entity will act in the same capacity as PARS in North America. Breed will then contribute its ownership interest in the new company to the joint venture.
     The joint venture will be governed by a partners' committee consisting of three representatives from each of the Company and Siemens. The joint venture will operate pursuant to an operating budget approved by the partners' committee and subject to annual review. No expenditures in excess of budgeted amounts may be made without consent of the partners' committee. The parties will provide funding to the joint venture to the extent revenues and external funding sources are inadequate to cover budgeted operating expenses and capital expenditures. Neither party can be compelled to provide funding for operating expenses and capital expenditures above budgeted amounts.
     Any technology generated by the joint venture (either by itself or with one of the parties) will belong jointly to Siemens and the Company. Each party will be responsible for warranties and liabilities, including recall actions, arising from its components marketed by the joint venture to customers.
     The term of the joint venture is not fixed. However, it is subject to the right of either party to terminate the joint venture with six month prior written notice, or sooner upon mutual agreement, after the sixth anniversary date of the formation of the joint venture.
     Stock Purchase Agreement and the Preference Shares. Pursuant to the Stock Purchase Agreement, on October 30, 1997, Siemens acquired 4,883,227 Series A Preference Shares for an aggregate purchase price of $115 million. Pursuant to the Stock Purchase Agreement, the Company agreed to indemnify Siemens for breaches of representations, warranties, and covenants for a period of up to 18 months. The indemnification obligations of the Company are subject to a $1.5 million deductible and a cap of $30 million.
     Each Series A Preference Share represents one one-thousandth (1/1000th) of a share of 1997 Series A Convertible Non- Voting Preferred Stock of the Company and, subject to adjustment, each Series A Preference Share is convertible into one share of common stock. Except for voting rights required by law, and except for the right to elect as a class one director of the Company during the period that begins on the date when any Series A Preference Shares are converted into Common Stock and ends on the date of the termination of the stockholders agreement, the holders of shares of Series A Preference Shares do not have voting rights. All other rights of the holders of Series A Preference Shares are equal to the right of the holders of common stock and are shared ratably on an as-converted basis.
     On January 20, 1998, Siemens converted 4,883,226 of its Series A Preference Shares into 4,883,226 shares of common stock.

     The Make-Whole Agreement. In connection with the Siemens Investment, the Company entered into a Make-Whole Agreement (the "Make-Whole Agreement") with Siemens. Under the Make-Whole Agreement, within 30 days after a "Triggering Event," Siemens will have the right to require the Company, at the Company's election to either (i) repurchase the Series A Preference Shares purchased pursuant to the Stock Purchase Agreement (and any shares issuable with respect to such shares) for a purchase price equal to $115 million plus $15,753 per day for each day between December 15, 1997 and the exercise of the right (the"Make-Whole Price"), or (ii) if the net proceeds from the bona fide sale of such shares by Siemens to a third party financial institution does not equal the Make-Whole Price, to issue to Siemens such number of shares (subject to certain limits) the net proceeds from the sale of which would equal the amount of the deficit. Under the Make-Whole Agreement, a "Triggering Event" includes (a) the parties shall have been unable, after diligent and good faith efforts, to obtain the governmental approvals required with respect to the formation of the Siemens Joint Venture; or (b) the formation of the Siemens Joint Venture shall not have been completed by June 30, 1998. The Make-Whole Agreement terminates if (1) prior to Siemens' delivery of a notice that it has entered into an agreement to sell its shares to a third party financial institution as described above, Siemens sells or otherwise transfers any of the securities subject to the Make-Whole Agreement to any person other than a direct or indirect subsidiary of Siemens or (2) Siemens has not delivered such a notice by the later to occur of (x) July 31, 1998, or (y) 45 days after a Triggering Event.
     Registration Rights Agreement. In connection with the Siemens Investment, the Company entered into a Registration Rights Agreement (the "Registration Rights Agreement") with Siemens. Pursuant to the Registration Rights Agreement with Siemens, Siemens shall have the right, after June 1, 1998 and before the tenth anniversary of the date of the Registration Rights Agreement with Siemens, to require the Company to file up to three registration statements under the Securities Act to register any shares of common stock owned by Siemens for sale to the public, subject to certain limitations.The Company is required to pay all expenses (other than discounts and commissions) in connection with such demand registrations. In addition, if the Company elects to register securities under the Securities Act of 1933 for its account or for the account of other stockholders, Siemens shall have the right to register its shares under any such registration statement, subject to certain limitations.

     Note  5-Convertible  Trust Preferred  Securities
     In connection with the SRS acquisition, on October 30, 1997, the Company issued and sold to Prudential Securities Credit Corp. ("PSCC") $200 million of Series B Convertible Preference Stock of the Company (the "Series B Preference Securities"). On November 25, 1997, the Company issued and sold $250.0 million of 6.50% Convertible Subordinated Debentures due 2027 (the "Convertible Debentures") of the Company to BTI Capital Trust which, concurrently therewith, issued and sold $250.0 million aggregate liquidation amount of its 6.50% Company Obligated Mandatorily Redeemable Convertible Trust Preferred Securities (the "Preferred Securities") (which are guaranteed by the Company) in a private transaction under Rule 144A under the Securities Act of 1933. The Company used the net proceeds from the issuance and sale of the Convertible Debentures to BTI Capital Trust to redeem all of the outstanding Series B Preference Securities in accordance with the terms thereof and for general corporate purposes.
     Holders of the Preferred Securities are entitled to receive cumulative cash distributions at an annual rate of 6.50% of the liquidation amount of $50 per Preferred Security accruing from, and including November 25, 1997 and payable quarterly in arrears commencing February 15, 1998. The Company has the right at any time and from time to time to defer payments for a period not exceeding 20 consecutive quarters.
     Each Preferred Security is convertible on or after January 25, 1998, at the option of the holder, into shares of the Company's common stock, at a conversion rate of 2.1973 shares of common stock for each Preferred Security, subject to adjustment in certain circumstances. The Trust has the right to redeem the Preferred Securities on or after November 25, 2000, in whole or in part, from time to time, subject to certain conditions. The Preferred Securities do not have any voting rights and rank pari passu with the common stock.

Note 6-Repositioning  and Other Special Charges
     Over the past three years the Company has grown rapidly through various strategic acquisitions, increased market penetration in existing and new markets and internally developed new products. The rapid growth experienced by the Company and the demand of integrating acquired businesses out paced the development of the Company's corporate infrastructure and systems. In the first quarter of the fiscal year, management initiated a review of its global operations, cost structure and balance sheet directed at reducing its operating expenses, manufacturing costs and increasing productivity. This review focused on operational and organizational structures and systems, facilities utilization, product offerings, inventory valuation and other matters. As a result, in the second quarter ended December 31, 1997, the Company recorded $349.9 million before taxes ($318.4 after taxes) of repositioning charges (which aggregated $244.0 million) and other special charges (which aggregated $105.9 million), which are intended to have the following objectives: (i) enhance the Company's competitiveness and productivity, (ii) reduce costs and increase asset control and (iii) improve processes and systems. It is anticipated that approximately $73.4 million of these costs will result in cash outlays. The repositioning plan is expected to be substantially completed within the next 12 to 18 months.
     Repositioning Charges- The repositioning charge taken in the second quarter ending December 31, 1997, was primarily focused on facility utilization, operational systems and organizational structures. The repositioning charge included (i) approximately $30.8 million relating to an approximately 25% reduction of the Company's global work force (or 4,900 employees) by eliminating redundant and overlapping positions resulting from recent acquisitions; (ii) approximately $31.4 million relating to the consolidation of the Company's manufacturing, sales and engineering facilities in North America and Europe through the elimination of approximately 50% (or 32) and 33% (or 10) of such facilities, respectively; (iii) $77.6 million relating to the write-down of goodwill associated with the disposal of long-lived assets; (iv) approximately $41.3 million relating to the write-down to net realizable value of certain long-lived assets relating to businesses being divested; and (v) approximately $62.9 million relating to the write-down of impaired production and other equipment and the write-off of assets used to manufacture products being replaced by new technologies.
     Other Special Charges - With the acquisition of SRS (Note 2), the Company conducted an evaluation and review of the assets acquired. As a result of such review, the Company recorded a $77.5 million charge related to the write-off of in- process research and development for acquired technology that has not been established as technologically feasible. The Company also reviewed its inventories for slow-moving and excess items in light of the SRS acquisition and planned realignment of its manufacturing operations. The Company also reevaluated its customer contracts relating to products lines that will be discontinued. As a result, the Company recorded a $28.4 million charge for inventory and long-term contracts relating to manufacturing processes that will be exited (which is reflected as a charge to cost of sales).
Note 7 - IncomeTaxes
     The estimated fiscal 1998 annual effective tax rate has been revised from a 45% benefit estimated in the first quarter of fiscal 1998 to a 13% benefit. This change is primarily the result of: (i) the impact of certain repositioning and other special charges (see Note 6) taken in jurisdictions where the Company may not be able to recognize the full income tax benefit and (ii) no tax benefit on write-down of goodwill included in the repositioning charge. Financial Accounting Standards Statement No. 109 states that a valuation allowance is recognized if, it is more likely than not, that some portion or all of the deferred tax asset will not be realized. Because of limitations on the utilization of net operating losses from foreign jurisdictions, a valuation allowance for a portion of the deferred income tax benefit related to the repositioning and the other special charges has been recorded.



Note 8 - Earning per Share
     The following table sets forth the computation of the numerator and denominator of the basic and diluted per share calculations:

                                                        Three Months Ended              Six Months Ended
                                                           December 31,                   December 31,
                                                   -----------------------------  ----------------------------
                                                            1997            1996           1997           1996












Numerator:

         Net earnings (loss)                        $    (319.9)   $         3.1   $    (324.1)   $        11.0
                                                    -------------   -------------  -------------   ------------
         Numerator for basic earnings per
           share-income available to common
           stockholders                                  (319.9)             3.1        (324.1)           11.0
                                                   -------------   -------------  -------------   ------------
         Effect of dilutive securities:
           Company obligated mandatorily
           redeemable convertible preferred
           securities , net of tax benefit                     *             ---              *            ---
                                                   -------------   -------------  -------------   ------------
           Numerator for diluted earnings per
              share-income available to
              common stockholders after
              assumed conversions                   $    (319.9)   $         3.1   $    (324.1)   $       11.0
                                                   -------------   -------------  -------------   ------------

Denominator:
         Denominator for basic earnings per
         share- weighted-average shares               31,705,492      31,640,199     31,693,537     31,633,894
                                                   -------------   -------------  -------------   ------------
Effect of dilutive securities:
         Employee stock options                                *         372,006              *        326,871
         Series A Preference Stock                             *             ---              *            ---
         Company obligated mandatorily                         *             ---              *            ---
           redeemable convertible preferred
           securities
                                                   -------------   -------------  -------------   ------------
         Dilutive potential common shares                    ---         372,006            ---        326,871
                                                   -------------   -------------  -------------   ------------
         Denominator for diluted earnings per
           share- adjusted weighted-average
           shares and assumed  conversions            31,705,492      32,012,205     31,693,537     31,960,765
                                                   =============   =============  =============   ============

    * Items not assumed in the computation because their effect is antidilutive.

     For additional disclosures regarding the outstanding Series A Preference Stock see Note 4, and the Company obligated mandatorily redeemable convertible preferred securities, see Note 5.
     Options to purchase 1,755,489 shares of common stock at prices between $20.375 and $32.25 per share were outstanding as of December 31, 1997 but were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti- dilutive.
     As part of the acquisition of VTI in June 1995, the Company issued to certain of the former stockholders of VTI warrants to purchase up to 100,000 shares of common stock between July 1, 1998 and June 30, 2000, at an exercise price of $25.75 per share. The 100,000 warrants have not been included in the computation of diluted earnings per share for the three and six month periods ended December 31, 1997 because the effect would be anti dilutive.
     In connection with its Credit Facility, the Company issued to NationsBank a warrant to purchase 250,000 shares of common stock of the Company at an exercise price of $23.125 per share. The 250,000 warrants have not been included in the computation of diluted earnings per share for the three and six months ended December 31, 1997 because the effect would be anti-dilutive.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

General
     Over the past three years the Company has grown from a single technology, single market company with gross revenues of approximately $400 million to a global provider of state-of-the-art occupant safety systems solutions with gross revenues on a pro forma basis of approximately $1.8 billion. This growth was attained principally through various strategic acquisitions, increased market penetration in existing and new markets and internally developed new products.
     The rapid growth experienced by the Company and the demand of integrating acquired businesses out paced the development of the Company's corporate infrastructure and systems. In addition, cost structures and working capital requirements increased to unacceptable levels. In the first quarter of the fiscal year, management initiated a review of its global operations, cost structure and balance sheet directed at reducing its operating expenses, manufacturing costs and increasing productivity. This review focused on operational and organizational structures and systems, facilities utilization, product offerings, inventory valuation and other matters. As a result, in the second quarter ended December 31, 1997, the Company recorded $349.9 million before taxes ($318.4 after taxes) of repositioning and other special charges which are intended to have the following objectives: (i) enhance the Company's competitiveness and productivity, (ii) reduce costs and increase asset control and (iii) improve processes and systems. It is anticipated that approximately $73.4 million of these costs will result in cash outlays.
     The repositioning plan is expected to be substantially completed within the next 12 to 18 months, and the Company believes the provisions recorded are adequate to cover the costs associated with the plan. The Company expects the repositioning program to generate approximately $855 million of total cost savings, which will be phased in through fiscal 2002. Of the $855 million in cost savings, $780 million will be cash savings primarily related to salary and benefit expense that will not be incurred in future years due to the anticipated reduction in the Company's global workforce and the consolidation of manufacturing, sales and engineering facilities.
     Repositioning Charges- The repositioning charge taken in the second quarter ending December 31, 1997, was primarily focused on facility utilization, operational systems and organizational structures. The repositioning charge included (i) approximately $30.8 million relating to an approximately 25% reduction of the Company's global work force (or 4,900 employees) by eliminating redundant and overlapping positions resulting from recent acquisitions; (ii) approximately $31.4 million relating to the consolidation of the Company's manufacturing, sales and engineering facilities in North America and Europe through the elimination of approximately 50% (or 32) and 33% (or 10) of such facilities, respectively; (iii) $77.6 million relating to the write-down of goodwill associated with the disposal of long-lived assets; (iv) approximately $41.3 million relating to the write-down to net realizable value of certain long-lived assets relating to businesses being divested; and (v) approximately $62.9 million relating to the write-down of impaired production and other equipment and the write-off of assets used to manufacture products being replaced by new technologies.
     During the quarter ended December 31, 1997, the Company started to implement its repositioning plan. Net headcount was reduced by 725 people during the quarter ended December 31, 1997, primarily in North America. Also, the Company closed three manufacturing facilities and announced the closure of an additional facility and the relocation of a major portion of a Canadian facility to Mexico.
     Other Special Charges - With the acquisition of SRS, the Company conducted an evaluation and review of the assets acquired. As a result of such review, the Company recorded a $77.5 million charge related to the write-off of in-process research and development for acquired technology that has not been established as technologically feasible. The Company also reviewed its inventories for slow-moving and excess items in light of the SRS acquisition and planned realignment of its manufacturing operations. The Company also reevaluated its customer contracts relating to products lines that will be discontinued. As a result, the Company recorded a $28.4 million charge for inventory and long-term contracts relating to manufacturing processes that will be exited (which is reflected as a charge to cost of sales).
     The repositioning and other special charges recorded in the quarter ended December 31, 1997 do not include a provision for disruption costs in accordance with Generally Accepted Accounting Principles ("GAAP"). Disruption costs are expenses incurred in connection with the closing and consolidating of manufacturing, engineering and sales facilities. Disruption costs include; (1) inefficiencies associated with consolidating manufacturing, engineering and sales facilities; (2) unabsorbed fixed overhead; (3) temporary increases in factory labor; (4) premium freight and (5) excessive inventory scrap. GAAP require that disruption costs be expensed as incurred and included in cost of sales. The Company incurred disruption costs of approximately $2.8 million and $4.5 million for the quarter and six months ended December 31, 1997, respectively, associated with the closing of three manufacturing facilities and the ongoing relocation of a North America facility to Mexico.
     Three and Six Months Ended December 31, 1997 (FY98) Compared to Three and Six Months Ended December 31, 1996 (FY97)
     Net sales for the quarter and six months ended December 31, 1997 were $340.7 million and $535.9 million, respectively, an increase of $158.1 million or 87%, and $194.7 million or 57%, respectively, from the comparable periods of the prior year. The increase in net sales was primarily due to growth from the acquisition of United Steering Systems (USS) on October 25, 1996, Custom Trim on February 25, 1997, and SRS on October 30, 1997. These three acquisitions accounted for approximately $177.0 million and $235.2 million of the increase in net sales for the three and six months ended December 31, 1997, respectively. The increases were partially offset by a decline in sales of EMS sensors and inflator and airbag systems products.
     EMS sensor sales for the quarter and six months ended December 31, 1997 were $28.1 million and $54.7 million, a decrease of 23% and 32%, respectively, from the comparable prior year periods. These decreases are primarily due to lower demand as major customers continue to shift from EMS to electronic sensors that are sourced internally.
     Inflator and airbag module sales decreased 18% and 37% to $18.7 million and $35.3 million, respectively, for the quarter and six months ended December 31, 1997 as compared to the comparable prior year periods. The decrease was primarily due to the planned phase-out of all mechanical airbag systems at Chrysler and Fiat, and the reduction of shipments into Asia of all inflators and airbags.
     Net sales for the quarter ended December 31, 1997, increased 75% to $340.7 million from $195.2 million in the first quarter ended September 30, 1997. The quarter over quarter increase in net sales was primarily attributable to the acquisition of SRS on October 30, 1997. Excluding the acquisition of SRS, net sales for the quarter ended December 31, 1997 would have increased 4% over the quarter ended September 30, 1997.
     Cost of sales for the quarter and six months ended December 31, 1997 were $312.9 and $479.7, respectively, as compared to $145.9 million and $262.4 million, respectively, for the quarter and six months ended December 31, 1996. The increase primarily reflected the additional production costs of $151.0 million and $203.7 million for the quarter and six months ended December 31, 1997, resulting from the acquisitions of USS and Custom Trim during fiscal 1997 and the acquisition of SRS in fiscal 1998. In addition, the Company incurred approximately $2.8 million and $4.5 million during the quarter and six months ended December 31, 1997 related to disruption costs associated with the closing of three manufacturing facilities and the ongoing relocation of a facility in North America to Mexico, as well as a $28.4 million charge related to other special charges (see "Repositioning and Other Special Charges" above).
     Gross profit as a percentage of net sales was 8% and 10% for the three and six months ended December 31, 1997, respectively, compared to 20% and 23%, respectively, for the comparable periods of the prior year. The decrease in gross margins was primarily attributable to a shift in product mix from high margin EMS sensors to those of lower margin products acquired in recent acquisitions and certain special charges aggregating $28.4 million. Excluding these special charges, gross profit as a percentage of net sales would have been 17% and 16% for three and six months ended December 31, 1997, respectively.
     Selling, general and administrative expenses for the three and six months ended December 31, 1997 were $21.3 million and $37.6 million (6% and 7% of net sales), respectively, compared to $16.7 million and $32.2 million (in each case 9% of net sales) for the comparable periods of the prior year. Selling, general and administrative expenses as a percentage of net sales decreased primarily as a result of cost improvements associated with the reduction of headcount and reduced spending.
     Research, development and engineering expenses for the quarter and six months ended December 31, 1997 were $18.6 million and $27.5 million, respectively, as compared to $9.9 million and $17.8 million for the comparable periods in the prior year. These increases reflected costs associated with acquired businesses of $9.3 million and $10.1 million for the three and six months ended December 31, 1997, respectively.
     Operating income (loss) for the three and six months ended December 31, 1997 decreased significantly from last year's comparable periods primarily due to items mentioned above and the repositioning and other special charges aggregating $349.9 million included in cost of sales and operating expenses (see "Repositioning and Other Special Charges" above). Exclusive of the effects of the repositioning and other special charges, operating income would have been $12.3 million and $13.5 million for the three and six months ended December 31, 1997, respectively.
     Operating income before repositioning and other special charges for the three months ended December 31, 1997 reflected an improvement over the three months ended September 30, 1997. Operating income was $12.3 million or 4% of net sales in the three months ended December 31, 1997 compared to $1.2 million or 1% of net sales in the three months ended September 30, 1997. The quarter over quarter increase in operating income was primarily attributable to the SRS acquisition, higher sales volumes, and personnel reductions. Excluding the SRS acquisition, operating income would have been approximately $7.9 million or 4% of net sales for the three months ended December 31, 1997. The operating margin improvement from 1% of net sales in the three months ended September 30, 1997 to 4% of net sales for the three months ended December 31, 1997 was primarily attributable to personnel reductions resulting from the repositioning program.
     Interest expense for the three and six months ended December 31, 1997 was $27.1 million and $35.4 million, an increase of $20.4 million and $24.3 million, respectively, from the comparative prior year periods. The increase in interest expense was primarily due to the increase in average outstanding borrowings as a result of the acquisitions of USS and Custom Trim in fiscal 1997 and SRS in fiscal 1998. In addition the fees associated with the Credit Facility (approximately $30.0 million) are being amortized over a six month period.
     The estimated fiscal 1998 annual effective tax rate has been revised from a 45% benefit estimated in the three months ended September 30, 1997 to a 13% benefit to reflect the impact of certain repositioning and other special charges
(i) taken in jurisdictions where the Company may not be able to recognize the full income tax benefit due to limitations imposed by Financial Accounting Standards Statement No. 109 (SFAS 109) and (ii) no tax benefit on write-down of goodwill included in the repositioning charge. SFAS 109 states that a valuation allowance is recognized if, it is more likely than not, that some portion or all of the deferred tax asset will not be realized. Because of limitations on the utilization of net operating losses from foreign jurisdictions, a valuation allowance for a portion of the deferred income tax benefit related to the repositioning and the other special charges has been recorded.
     The extraordinary loss recorded in the three months ended December 31, 1997 related to the write-off of unamortized debt costs of the previous bank credit facility.

Liquidity and Capital Resources

     The Company's primary cash requirements are for working capital, capital expenditures and interest payments on outstanding indebtedness. The Company believes that cash generated from operations, borrowings available under the
Credit Facility and net proceeds received in connection with the issuance of debt and equity securities will be sufficient to meet the Company's working capital, capital expenditures and debt service needs for the foreseeable future.
     Cash flows from operating activities for the six months ended December 31, 1997, were a deficit of $21.0 million compared with a $72.4 million surplus for the six months ended December 31, 1996. The decrease in cash flows was primarily attributed to the net loss of $324.1 and changes in working capital items.
     Capital expenditures aggregated $23.4 million for the six months ended December 31, 1997. The Company continues to invest capital to expand capacity and tool new products. Investments continue to be made to support productivity improvements, cost reduction programs, and added capability for existing and new products. Although the Credit Facility restricts the amount of capital expenditures the Company can incur in any given quarter, the Company does not believe that this covenant will adversely affect the Company's capital expenditure plans .
     On October 30, 1997, in connection with the acquisition of SRS, the Company and NationsBank entered into the Credit Facility, pursuant to which the Company has $900 million of aggregate borrowing availability. At December 31, 1997, the Company had an aggregate of $810 million of borrowings outstanding under the Credit Facility (including approximately $10.0 million letters of credit), and the weighted average interest rate on such borrowings was approximately 8.76% per annum. The Credit Facility consists of a 366-day revolving credit facility providing up to $300 million of availablity, including a $25 million sublimit for the issuance of standby letters of credit and a $75 million sublimit for multi-currency borrowings, and a 366-day $600 million term loan. The Company is currently in negotiations with a number of financial institutions, to replace the current credit facility with longer term credit facilities. The Company expects to replace the existing credit facility during its third quarter.
     On October 14, 1997, the Company and Siemens entered into the Stock Purchase Agreement pursuant to which, on October 30, 1997, the Company issued and sold 4,883,227 Series A Preference Shares to Siemens for an aggregate purchase price of $115.0 million. The $115.0 million of proceeds was used to fund a portion of the purchase price for the SRS acquisition. On January 20, 1998, Siemens converted 4,883,226 of its Series A Preference Shares into 4,883,226 shares of common stock.
     In connection with the SRS acquisition, on October 30, 1997, the Company issued and sold to PSCC $200 million of Series B Preference Securities. On November 25, 1997, the Company issued and sold $250.0 million of Convertible Debentures to BTI Capital Trust which, concurrently therewith, issued and sold $250.0 million aggregate liquidation amount of Preferred Securities (which are guaranteed by the Company) in a private transaction under Rule 144A under the Securities Act of 1933. The Company used the net proceeds from the issuance and sale of the Convertible Debentures to BTI Capital Trust to redeem all of the outstanding Series B Preference Securities in accordance with the terms thereof and for general corporate purposes.

Forward Looking Statements
     Based on a recent assessment, the company determined that it will be required to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not timely completed, the
     Year 2000 Issue could have a material impact on the operations of the Company. Statements herein regarding estimated cost savings and the Company's anticipated performance in future periods constitute forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. Such statements are subject to certain risks and uncertainties that could cause actual amounts to differ materially from those projected. With respect to estimated cost savings, management has made assumptions regarding, among other things, the timing of plant closures, the amount and timing of expected short-term operating losses and reductions in fixed labor costs. The realization of cost savings is subject to certain risks, including, among other things, the risks that expected operating losses have been underestimated, expected cost reductions have been overestimated, unexpected costs and expenses will be incurred and anticipated operating efficiencies will not be achieved. Further, statements herein regarding the Company's performance in future periods are subject to risks relating to, among other things, difficulties in integrating acquired businesses, deterioration of relationships with material customers, possible significant product liability claims, decreases in demand for the Company's products and adverse changes in general market and industry conditions. Management believes these forward-looking statements are reasonable; however, undue reliance should not be placed on such forward-looking statements, which are based on current expectations.


                        PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     At the Company's Annual Meeting of Stockholders held on November 20, 1997, the following proposal was adopted by the votes specified below:

                                                                                                                       Broker
Proposal                                                    For         Against       Withheld        Abstain         Nonvotes
Election of Directors:
    Allen K. Breed                                         28,236,791        --        72,118            --               --
    Johnnie Breed                                          28,236,724        --        72,185            --               --
    Larry W.  McCurdy                                      28,242,144        --        66,765            --               --
    Charles J. Speranzella                                 28,241,290        --        67,619            --               --
    Robert W. Shower                                       28,241,602        --        67,307            --               --
    Fred J. Musone                                         28,237,926        --        70,983            --               --
    Alberto Negro                                          28,237,622        --        71,287            --               --
    Dr. Ing. Franz Wressnigg                               28,238,510        --        70,399            --               --
An increase in the number of shares of Common Stock available for issuance under the 1994 Stock Incentive Plan from
2,500,000 to 3,700,000 shares                              27,621,781   598,656           --             88,472            --


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

     10.1 Stock Purchase Agreement, dated as of October 14, 1997, by and between Breed Technologies,

     Inc., a Delaware corporation and Siemens Akfiengesellschaft, a company organized under the laws of the Federal Republic of Germany

     10.1.1 Make-Whole Agreement, dated as of October 14, 1997, by and between Breed Technologies, Inc., a Delaware corporation and Siemens Akfiengesellschaft, a company organized under the laws of the Federal Republic of Germany

     10.1.2 Registration Rights Agreement, dated as of October 14, 1997, between Breed Technologies, Inc., a Delaware corporation, and Siemens Akfiengesellschaft, a company organized under the laws of the Federal Republic of Germany

     10.1.3 Stockholders Agreement, dated as of October 14, 1997, among Breed Technologies, Inc. and certain of its subsidiaries.

     10.2 Credit Agreement, dated as of October 30, 1997, by and among Breed Technologies, Inc. and certain subsidiaries designated as Borrowers herein, NationsBank National Association as agent and as lender and the lenders party hereto from time to time. 10.3 Warrant Agreement, dated as of October 30, 1997, between NationsBank, N.A. and Breed Technologies, Inc.

     10.4 Joint Venture Agreement, dated as of December 24, 1997, between Siemens Akfiengesellschaft and Breed Technologies, Inc.

     (b) Reports on Form 8-K - The Company filed Form 8-K/A on January 13, 1998 amending the original filing that reported the acquisition of certain assets and assumption of certain liabilities of the "Safety Restraints Systems" business of AlliedSignal, Inc. to include Financial Statements of business acquired, Pro Forma Financial Information and Exhibits as required under Item 7.


                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Breed Technologies, Inc.
                                                 (Registrant)

February 12, 1998

                                            By:   /s/ Frank J. Gnisci
                                                  Frank J. Gnisci
                                                  Executive Vice President and
                                                  Chief Financial Officer