Form 10-Q
period 1998-03-31
BREED TECHNOLOGIES INC
filed 1998-05-15
CIK 891531

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

            For the quarterly period ended: March 31, 1998
                                 or

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

         As of May 12, 1998, 36,658,707 shares of the registrant's common stock, par value $.01 per share, were outstanding.


--------------------------------------------------------------------------------

                                      INDEX


PART I.           FINANCIAL INFORMATION                                     Page


Item 1.  Financial Statements

                  Consolidated Condensed Balance Sheets -March 31, 1998
                      (Unaudited)and June 30, 1997 ........................... 1

                  Consolidated Condensed Statements of Operations (Unaudited)
                      Three and nine months ended March 31, 1998 and 1997 .... 3

                  Consolidated Condensed Statements of Cash Flows (Unaudited)
                      Nine months ended March 31, 1998 and 1997 .............. 4

                  Consolidated Statement of Stockholders Equity (Unaudited)... 5

                  Notes to Consolidated Condensed Financial Statements
                      (Unaudited) ............................................ 6

Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations .......................19


PART II.  OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders...................22

Item 6. Exhibits and Reports on Form 8-K .....................................22

Signatures ...................................................................23

                         PART I - FINANCIAL INFORMATION


Item 1.           Financial Statements


Breed Technologies, Inc.
Consolidated Condensed Balance Sheets
In Millions, except per share data

                                                       March 31,        June 30,
                                                        1998               1997
                                                     (Unaudited)

ASSETS
Current Assets:
   Cash and cash equivalents                          $     24.1    $       18.7
   Accounts receivable, principally trade                  320.1           208.0
   Inventories:
     Raw materials                                          38.3            24.8
     Work in process                                        22.6            23.4
     Finished goods                                         46.2            27.1
                                                       ---------      ----------
         Total Inventories                                 107.1            75.3
                                                       ---------      ----------
   Prepaid expenses and other current assets                82.0            13.5
                                                       ---------      ----------

         Total Current Assets                              533.3           315.5

Property, plant and equipment, net                         338.2           276.5
Intangibles, net                                           730.3           221.0
Net assets held for sale                                    28.4            52.6
Other assets                                                41.6            11.6
                                                       ---------      ----------
          Total Assets                                $   1671.8     $     877.2
                                                       =========      ==========

See Notes to Consolidated Condensed Financial Statements.

Breed Technologies, Inc.
Consolidated Condensed Balance Sheets
In Millions, except per share data

                                                       March 31,        June 30,
                                                        1998              1997
                                                    (Unaudited)



LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Notes payable and current portion of long-term debt  $   72.2    $      191.7
   Accounts payable                                        270.8           121.5
   Accrued expenses                                        215.0            49.5
                                                       ---------      ----------
         Total Current Liabilities                         558.0           362.7
                                                       ---------      ----------

Long-term debt                                             810.9           231.7
Other long-term liabilities                                 29.5            16.3
                                                       ---------      ----------
         Total Liabilities                                1398.4           610.7
                                                       ---------      ----------

Company obligated mandatorily redeemable
convertible preferred securities                           250.0             ---
Stockholders' Equity:
   Common stock,  par value  $0.01,  authorized
     50,000,000  shares,  issued and outstanding
     36,656,241 and 31,679,442 shares at March 31,
     1998 and June 30, 1997, respectively                    0.4             0.3
   Series A Preference Stock par value $0.001,
     authorized 5,000,000 shares, issued and
     outstanding 1 share at March 31, 1998                   ---             ---

   Additional paid-in capital                              193.8            77.5
   Warrants                                                  1.9             ---
   Retained earnings                                     (141.7)           208.0
   Foreign currency translation adjustments               (30.7)          (18.8)
   Unearned compensation                                   (0.3)           (0.5)
                                                       ---------      ----------
     Total Stockholders' Equity                             23.4           266.5
                                                       ---------      ----------
         Total Liabilities and Stockholders' Equity   $   1671.8     $     877.2
                                                       =========      ==========



See Notes to Consolidated Condensed Financial Statements.

Breed Technologies, Inc.
Consolidated Condensed Statements of Operations (Unaudited)
In millions, except earnings per share




                                                        Three Months Ended        Nine Months Ended
                                                             March 31,                March 31,
                                                       ---------------------    ---------------------
                                                            1998        1997         1998        1997
Net sales                                              $   431.7    $  209.4    $   968.0   $   550.6

Cost of sales (Note 3)                                     357.3       171.4        837.4       433.9
                                                       ---------    --------    ---------   ---------
Gross profit                                                74.4        38.0        130.6       116.7
                                                       ---------    --------    ---------   ---------
Operating expenses:
   Selling, general and administrative expenses             22.1        19.1         59.7        51.3
   Research, development and engineering expenses           22.4         9.5         49.9        27.3
   Repositioning charges (Note 3)                            ---         ---        244.0         ---
   In-process research and development expenses (Note 3)     ---         ---         77.5         ---
   Amortization of intangibles                               7.0         2.2         13.0         4.3
                                                       ---------    --------    ---------   ---------
     Total operating expenses                               51.5        30.8        444.1        82.9
                                                       ---------    --------    ---------   ---------
         Operating income (loss)                            22.9         7.2      (313.5)        33.8
Interest expense                                            28.2         6.7         63.7        17.8
Other income (expense), net                                  2.8         2.0          2.8         4.6
                                                       ---------    --------    ---------   ---------
         Earnings   (loss)  before  income  taxes,
         distributions   on  Company
         obligation mandatorily redeemable convertible
         preferred securities and extraordinary item       (2.5)         2.5      (374.4)        20.6
Income taxes (benefit) (Note 4)                            (4.4)         1.0       (54.3)         8.1
Distributions on Company obligation mandatorily
   redeemable convertible preferred securities               4.3         ---          5.7         ---
                                                       ---------    --------    ---------   ---------
         Earnings (loss) before extraordinary loss         (2.4)         1.5      (325.8)        12.5
Extraordinary loss, net of tax benefit of $0.4 million       ---         ---        (0.7)         ---
                                                       ---------    --------    ---------   ---------


         Net earnings (loss)                           $    (2.4)   $      1.5  $ (326.5)   $     12.5
                                                       =========    ========    =========   =========

Basic earning (loss) per common share (Note 5):
   Earnings (loss) before extraordinary loss           $  (0.07)    $    0.05   $   (9.90)  $     0.39
   Extraordinary loss                                        ---         ---       (0.02)         ---
                                                       ---------    --------    ---------   ---------
         Net earnings (loss)                           $  (0.07)    $    0.05   $   (9.92)  $    0.39
                                                       =========    ========    =========   =========
Diluted earnings (loss) per common share:
   Earnings (loss) before extraordinary loss           $  (0.07)    $    0.05   $   (9.90)  $    0.39
   Extraordinary loss                                        ---         ---       (0.02)         ---
                                                       ---------    --------    ---------   ---------
         Net earnings (loss) - assuming dilution       $  (0.07)    $    0.05   $   (9.92)  $    0.39
                                                       =========    ========    =========   =========


See Notes to Consolidated Condensed Financial Statements.


Breed Technologies, Inc.
Consolidated Condensed Statements of Cash Flows (Unaudited)

In millions                                                              Nine Months Ended March 31
                                                                      ---------------------------------
                                                                          1998                     1997
                                                                      -------------         -----------

Cash Flows from Operating Activities:
   Net earnings (loss)                                                $      (326.5)     $         12.5
Adjustments to reconcile net earnings to net cash provided by (
used in)operating activities:
   Depreciation and amortization                                               44.6                34.1
   Non-cash items included in repositioning and other special
   charges                                                                    195.9                 ---
   Accrual for repositioning and other special charges                         76.5                 ---
   Changes in working capital items and other                                (20.4)                 1.2
                                                                      -------------         -----------
         Net cash provided by (used in) operating activities                 (29.9)                47.8
                                                                      -------------         -----------

Cash Flows from Investing Activities:
   Cost of acquisition, net of cash acquired                                (710.0)             (267.0)
   Capital expenditures                                                      (50.1)              (61.4)
   Proceeds from sale of assets                                                 4.2                 0.1
                                                                      -------------         -----------
         Net cash used in investing activities                              (755.9)             (328.3)
                                                                      -------------         -----------

Cash Flows from Financing Activities:
   Proceeds from (repayment of) debt, net                                     459.7               215.9
   Proceeds from Series A Preference Stock issuance                           115.0                 ---
   Proceeds from Series B Preference Stock issuance                           200.0                 ---
   Fees associated with Series B Preference Stock issuance                   (10.0)                 ---
   Redemption of Series B Preference Stock issuance                         (200.0)                 ---

   Proceeds from Company obligated mandatorily redeemable
     convertible preferred securities, less related fees                      239.0                 ---
   Cash dividends paid                                                        (2.2)               (6.6)
   Proceeds from common stock issued                                            1.6                 0.5
                                                                      -------------         -----------
         Net cash provided by financing activities                            803.1               209.8
                                                                      -------------         -----------

Effect of exchange rate changes                                              (11.9)               (7.0)
                                                                      -------------         -----------

Net increase/(decrease) in cash and cash equivalents                            5.4              (77.7)
Cash and cash equivalents at beginning of period                               18.7                95.8
                                                                      -------------         -----------
Cash and cash equivalents at end of period                             $       24.1         $      18.1
                                                                      =============         ===========

Cost of Acquisition:
Working capital, net of cash acquired                                 $        39.5     $        (40.7)
Property, plant and equipment                                               (140.3)             (162.9)
Cost in excess of net assets acquired                                       (683.3)             (121.1)
Intangibles-write-off of in-process research and development costs             77.5                 ---
Investments and other assets                                                 (11.8)              (19.1)
Long-term debt                                                                  ---                33.9
Other long-term liabilities                                                     8.4                42.9
                                                                      -------------         -----------
Net cost of acquisition                                               $      (710.0)     $      (267.0)
                                                                      =============         ===========

See Notes to Consolidated Condensed Financial Statements.

Breed Technologies, Inc.
Consolidated Statement of Stockholders' Equity (Unaudited)
In millions, except per share data





                                                                  Series A       Series B     Additional
                                     Common Stock                Preference     Preference      Paid-In                   Retained
                                       Shares          Amount      Stock          Stock        Capital       Warrants     Earnings
                                  ---------------------------- -------------  ------------- -------------  ------------ ------------
Balance at June 30, 1997               31,679,442  $       0.3           ---            ---  $       77.5           ---  $     208.0
   Net loss                                                                                                                  (326.5)
   Translation adjustments
   Issue Series A Preference
   Stock                                                               115.0
   Issue Series B Preference
   Stock, (including fees)                                                            200.0                                   (10.0)

   Redemption of Series B
   Preference Stock                                                                 (200.0)
   Fees associated with
   Company obligated
   mandatorily redeemable
   convertible preferred
   securities                                                                                                                 (11.0)
   Warrants issued with Credit
   Facility                                                                                                         1.9
   Shares issued under Stock
   Option Plans                           101,793                                                     1.6
   Shares terminated under
   Stock Incentive Plan, net of
   granted Shares                         (8,220)                                                   (0.2)
   Cash dividends                                                                                                              (2.2)
   Conversion of Series A
   Preference Stock                     4,883,226          0.1       (115.0)                        114.9
                                  ---------------  ----------- -------------  ------------- -------------  ------------ ------------
Balance at March 31, 1998              36,656,241  $       0.4 $        ---           ---    $      193.8  $        1.9    $ (141.7)
                                  ===============  =========== =============  ============= =============  ============ ===========

                                      Foreign
                                     Currency
                                   Translation        Unearned
                                   Adjustments      Compensation     Total
                                  --------------  ---------------- ----------
Balance at June 30, 1997          $       (18.8)     $       (0.5)    $ 266.5
   Net loss                                                           (326.5)
   Translation adjustments                (11.9)                       (11.9)
   Issue Series A Preference
   Stock                                                                115.0
   Issue Series B Preference
   Stock, (including fees)                                              190.0

   Redemption of Series B
   Preference Stock                                                   (200.0)
   Fees associated with
   Company obligated
   mandatorily redeemable
   convertible preferred
   securities                                                          (11.0)
   Warrants issued with Credit
   Facility                                                               1.9
   Shares issued under Stock
   Option Plans                                                           1.6
   Shares terminated under
   Stock Incentive Plan, net of
   granted Shares                                              0.2        ---
   Cash dividends                                                       (2.2)
   Conversion of Series A
   Preference Stock
                                  --------------  ---------------- ----------
Balance at March 31, 1998         $       (30.7)     $       (0.3)   $   23.4
                                  ==============  ================ ==========


              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)

Note 1 - Basis of Presentation

     The accompanying unaudited consolidated condensed financial statements of Breed Technologies, Inc. (the "Company" or "Breed") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending June 30, 1998. The consolidated financial statements include the accounts of Breed and all majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1997.

     Revenue Recognition - The Company recognizes revenue when title and risk of loss transfers to its customers, which is generally upon shipment of products.

     Cash and Cash Equivalents - Cash and cash equivalents include short-term interest bearing securities with maturities of three months or less when purchased.

     Grant - The Company earned and recorded as income in 1997 a grant from the Italian Ministry of Labor and Social Security of $1.0 million for locating a plant in southern Italy in 1994.

Note 2 - Acquisitions

     On October 30, 1997 the Company completed the acquisition of certain assets and the assumption of certain liabilities of the "Safety Restraints Systems" business unit of AlliedSignal, Inc. and 100% of the outstanding shares of capital stock of ICSRD Rucckhaltesysteme Fahrzeugsicherheit GmbH, a German company, BSRD Limited, an English company, AlliedSignal India, Inc., a Delaware company, Sistemas AlliedSignal de Seguridad, S.A. de C.V., a Mexican company, and AlliedSignal Cinturones de Seguridad, S.A. de C.V., a Mexican company (collectively, "SRS"). The acquisition was made pursuant to the Asset Purchase Agreement ("Agreement") dated August 27, 1997 among AlliedSignal, Inc. (and certain subsidiaries identified in the Agreement) and Breed (and certain subsidiaries identified in the Agreement).

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

     The purchase price for the SRS acquisition was $710.0 million, which was financed with borrowings under a revolving and term credit facility, the net proceeds from the issuance and sale of Series B Preference Securities, and the net proceeds from the issuance and sale of Series A Preference Shares to Siemens AG.

     The Purchase price is subject to post-closing adjustments based on the net book value of the acquired business, retained cash balances, if any, and any amounts paid with respect to certain intercompany obligations. The initial purchase price will be increased or decreased by the amount by which the net book value of SRS as of the closing date is greater than or less than, respectively, $175.3 million. The Company has submitted to AlliedSignal, Inc. a post closing purchase price adjustment in accordance with the terms of the agreement. The final adjustment will be determined in accordance with the terms of the Agreement.

     As a part of the purchase price allocation, the Company evaluated the value of the identifiable intangible assets, including in-process research and development (In-Process R&D). Under generally accepted accounting principles, if the technological feasibility of the acquired technology has not been established and the technology has no future alternative uses, such in- process research and development must be written off ($77.5 million).

     The Company identified approximately 40 In-Process R&D projects at SRS that do not have future alternative uses, but which have a high likelihood of obtaining technological feasibility at various times over a six month to five year period, with a midpoint development date of approximately two years. That In- Process R&D ($158.1 million) was recorded based on the fair value based on the present cash value to the going concern as if SRS were sold to an unrelated party having similar application purposes.

     The estimated goodwill and preliminary allocation of purchase price to identifiable intangible assets acquired in the SRS acquisition are summarized as follows:




Cash purchase price                                                                                   $       710.0
Less:
     Estimated fair value of SRS net assets acquired less assumed liabilitie$      122.8
     Adjustment for planned closings of facilities                                 (45.0)                    (77.8)
                                                                          ---------------          ----------------
                                                                                                              632.2
Adjustment for estimated costs of planned employee termination                                                 16.7
Estimated costs related to the SRS acquisition                                                                 15.0
Other                                                                                                          19.4
    Cost in excess of net assets acquired                                                                     683.3
Less estimated in-process research and development                                                           (77.5)
                                                                                                   ----------------
     Excess of purchase price over fair value of net assets acquired                                   $      605.8
                                                                                                   ================

                                                                                                     Amortization
                                                                               Value                  Period in
                                                                             Allocated                  Years
                                                                          ---------------          ----------------
Trained workforce                                                          $         10.3                        10
Developed technology                                                                158.1                        22
Goodwill                                                                            437.4                        40
                                                                          ---------------
                                                                            $       605.8
                                                                          ===============

     The pro-forma unaudited results of operations for the nine months ended March 31, 1998 and 1997, assuming the acquisition of SRS had been consummated on the first day of the respective periods are as follows:

In millions, except per share data                                                            Nine Months Ended March 31,
                                                                                            1998                         1997
                                                                                     ------------------             ---------------
Net sales                                                                            $        1245.1                 $       1292.2
Net income (loss)                                                                    $       (349.9)                 $          6.6
Net income (loss) per share - basic and diluted                                      $       (10.63)                 $         0.21
Net Income (loss) per share - diluted                                                $       (10.63)                 $         0.18

Note 3 - Repositioning and Other Special Charges

     During the three months ended December 31, 1997, the Company formulated a repositioning program designed to reduce operating costs and increase productivity (the "Repositioning Program"). The Repositioning Program consists primarily of a 25% planned reduction in the Company's global workforce (or approximately 4,900 employees) through the elimination of redundant and overlapping positions resulting from recent acquisitions, the consolidation of the Company's manufacturing, sales and engineering facilities primarily in North America and Europe through the closing of approximately 50% (or 32) of its manufacturing facilities and 33% (or 10) of its sales and engineering facilities and the disposal of certain non-core assets. It is anticipated that approximately $73.4 million of these costs will result in cash outlays. The Company expects the Repositioning Program to generate approximately $855 million in aggregate cumulative cost savings (which includes approximately $780 million of cash savings), which will be realized over the five year period ending June 30, 2002.

     In connection with the Repositioning Program, the Company incurred a $244.0 million repositioning charge during the three months ended December 31, 1997, which included the following: (i) $30.8 million relating to planned work force reductions; (ii) $31.4 million relating to proposed facility consolidations (not including any SRS facilities); (iii) $77.6 million relating to the write-down of goodwill associated with the disposal of long-lived assets; (iv) $41.3 million relating to the write-down to net realizable value of certain long-lived assets in connection with Gallino Plastics; S.r.l. ("Gallino") and (v) $62.9 million relating to the write-down of impaired production and other equipment and the write-off of assets used to manufacture products being replaced by new technologies.

     During the three months ended December 31, 1997, the Company began implementing its Repositioning Program. The Company has continued to reduce its work force , closed seven manufacturing facilities and announced plans to close an additional facility and relocated a major portion of a Canadian facility to a Mexican facility. These actions are expected to result in $60 million of annual ongoing cost savings to the Company under the Repositioning Program.

     As discussed above, the Company has closed or plans to close manufacturing plants and sales and engineering facilities. During the three months ended March 31, 1998 the property, plant and equipment at those plants and facilities was written down from the aggregate carrying value of approximately $139 million to $29.9 million. At March 31, 1998 the Company had closed seven of those facilities and expects to close the remaining facilities by the end of the third quarter of fiscal 1999. The Company has not yet reclassified the value of property, plant and equipment closed as a part of the repositioning program to assets held for sale because the amounts are not material. The Company has ceased recording depreciation for any plants and facilities that have been identified for disposal, including Gallino's non-steering wheel business.

     In addition, during the three months ended December 31, 1997, (i) in connection with the purchase price allocation for SRS the Company incurred a $77.5 million charge relating to the write-off of in-process research and development for acquired technology that has not been established as technologically feasible and (ii) the Company incurred a $28.4 million charge against cost of sales for inventory and long-term customer contracts relating to manufacturing processes that will be exited.

     During the nine months ended March 31, 1998, the repositioning reserve was reduced by $172.0 million as a result of cash and non-cash charges. The following table sets forth the details and the cumulative activity of the repositioning charges as of March 31, 1998:



                                                                                                                Reserve
                                           Charge taken                                                        Balance at
                                           at December                Cash                Non-Cash            March 31,
                                            31, 1997               Reductions            Reductions              1998
                                      -------------------      ----------------       ---------------      --------------
Headcount Reductions                  $         30.8         $         2.9         $         ---         $      27.9
Facility Consolidations                         31.4                                        14.5                16.9
Goodwill Write-down                             77.6                                        77.6                 ---
Gallino Write-down                              41.3                                        41.3                 ---
Impaired Assets and Equipment
     Write-down                                 62.9                   2.9                  32.8                27.2
                                      -------------------      ----------------       ---------------      --------------
Total                                  $       244.0         $         5.8            $    166.2         $      72.0
                                      ===================      ================       ===============      ==============

     The Repositioning Plan is expected to be substantially complete at the end of the third quarter of fiscal year 1999 (March 31, 1999) and the Company believes the provisions recorded are adequate to cover the costs associated with this plan.

Note 4 -Income Taxes

     Foreign income tax expense for fiscal 1997 was greater than the amount of foreign income generated due to the inability to offset certain foreign losses against foreign income. Within certain jurisdictions, such as Italy and the United Kingdom, consolidation of certain legal entities or group relief within a controlled group is not permitted and, thus, operating losses in one entity will not be available to offset operating income of another commonly controlled entity. In this case, operating losses incurred by certain of the Company's legal entities within one taxing jurisdiction could not be used to offset operating income of entities in other taxing jurisdictions owned by the Company. Losses for fiscal 1997 of approximately $4 million and $2 million were incurred by subsidiaries located in the United Kingdom and Finland, respectively. Both of these subsidiaries are in a cumulative loss position and no significant positive evidence exists to support realization of the deferred tax benefit. Accordingly, a valuation allowance was recorded. As a result of the inability to record a tax benefit on the aforementioned losses, foreign income tax expense is greater than the amount of foreign net income generated. Accordingly the effective tax rate for fiscal 1997 was approximately 50%.

     The Company revised its estimated effective tax rate from a 45% benefit in the first quarter of fiscal 1998 to approximately 13% in the six months ended December 31, 1997. This change is primarily the result of: (i) the impact of certain repositioning and other special charges (see Note 3) taken in jurisdictions where the Company may not be able to recognize the full income tax benefit and (ii) no tax benefit on write-down of goodwill included in the repositioning charge. Financial Accounting Standards Statement No. 109 states that a valuation allowance is recognized if, it is more likely than not, some portion or all of the deferred tax asset will not be realized. Because of limitations on the utilization of net operating losses from foreign jurisdictions, a valuation allowance for a portion of the deferred income tax benefit related to the repositioning and the other special charges has been recorded.

     The Company revised its effective tax rate to a benefit of approximately 65% for the third quarter of fiscal 1998. This change is primarily the result of income in the third quarter in certain European taxing jurisdictions where the Company had previously recorded a 100% valuation allowance so that the income had no associated income tax expense. The net effect is a tax benefit percentage greater than the expected statutory rate. The Company expects this trend to continue in the fourth quarter of fiscal 1998.

Note 5 - Earning per Share

     The following table sets forth the computation of the numerator and denominator of the basic and diluted per share calculations:

                                                        Three Months Ended             Nine Months Ended
                                                             March 31,                     March 31,
                                                   -----------------------------  ----------------------------
                                                            1998            1997           1998           1997
Numerator:

         Net earnings (loss)                       $        (2.4)  $          1.5  $    (326.5)   $       12.5
                                                   -------------   -------------  -------------   ------------
         Numerator for basic earnings per
           share-income available to common
           stockholders                                    (2.4)             1.5        (326.5)           12.5
                                                   -------------   -------------  -------------   ------------
         Effect of dilutive securities:
         Company obligated mandatorily
         redeemable convertible preferred
         securities , net of tax benefit                       *             ---              *            ---
                                                   -------------   -------------  -------------   ------------
         Numerator for diluted earnings per
           share-income available to common
           stockholders after assumed
           conversions                             $        (2.4)   $          1.5  $   (326.5)   $       12.5
                                                   -------------   -------------  -------------   ------------
Denominator:
         Denominator for basic earnings per
         share- weighted-average shares               35,380,458      31,661,377     32,922,510     31,643,055
                                                   -------------   -------------  -------------   ------------
Effect of dilutive securities:
         Employee stock options                                *         230,509              *        269,276
         Series A Preference Stock                             *             ---              *            ---
         Company obligated mandatorily
           redeemable convertible preferred
           securities                                          *             ---              *            ---
                                                   -------------   -------------  -------------   ------------
         Dilutive potential common shares                    ---         230,509            ---        269,276
                                                   -------------   -------------  -------------   ------------
         Denominator for diluted earnings per
           share- adjusted weighted-average
           shares and assumed  conversions            35,380,458      31,891,886     32,922,510     31,912,331
                                                   =============   =============  =============   ============

   * Items not assumed in the computation because their effect is anti-dilutive.

     Each Company Obligated Mandatory Redeemable Convertible Preferred Security is convertible, at the option of the holder, into shares of the Company's common stock, at a conversion rate of 2.1973 shares of common stock for each Preferred Security, subject to adjustment in certain circumstances.

     Options to purchase 1,232,031 shares of common stock at prices between $20.375 and $32.25 per share were outstanding as of March 31, 1998 but were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti- dilutive.

     As part of the acquisition of VTI in June 1995, the Company issued to certain of the former stockholders of VTI warrants to purchase up to 100,000 shares of common stock between July 1, 1998 and June 30, 2000, at an exercise price of $25.75 per share. The 100,000 warrants have not been included in the computation of diluted earnings per share for the three and nine months ended March 31, 1998 because the effect would be anti dilutive.

     In connection with the bridge loan credit facility entered into in connection with the acquisition of SRS, the Company issued to NationsBank, National Association ("NationsBank"), a warrant to purchase 250,000 shares of common stock of the Company at an exercise price of $23.125 per share. The 250,000 warrants have not been included in the computation of diluted earnings per share for the three and nine months ended March 31, 1998 because the effect would be anti-dilutive.

Note 6 - Subsequent Events

     On April 28, 1998, the Company completed the refinancing of its bridge loan credit facility with a $675 million long-term senior credit facility ("New Credit Facility"), and completed an offering of $330 million of its 9.25% senior subordinated notes ("Notes"). Borrowings under the New Credit Facility together with the net proceeds of the Notes offering were used to repay all borrowings outstanding under the bridge loan credit facility the Company obtained to finance in part the SRS acquisition.

     New Credit Facility - The New Credit Facility entered into with NationsBank, as Agent and as Lender, consists of (1) a revolving credit facility of up to $150.0 million (the "Revolving Credit Facility") (which was not drawn at closing, except for approximately $10.0 million of Letters of Credit), (2) a term loan in the amount of $325.0 million ("Term Loan A") and (3) a term loan in the amount of $200.0 million ("Term Loan B", and together with Term Loan A, the "Term Loans"). The Revolving Credit Facility includes (a) a $25.0 million sublimit for the issuance of standby letters of credit, (b) a $75.0 million sublimit for foreign currency denominated borrowings and (c) a $20.0 million sublimit for swing line loans to be provided by NationsBank ("Swing Line Loans"). All amounts outstanding under the Revolving Credit Facility are payable on the sixth anniversary of the closing of the New Credit Facility. Term Loan A is payable in quarterly installments, subject to annual amortization, based on a principal amount equal to $325.0 million, ranging from $27.5 million for the fiscal year 1999 to $97.5 million for the fiscal year 2004. Term Loan B is payable in annual installments, subject to annual amortization, based on a principal amount equal to $200.0 million, ranging from $1.3 million for the fiscal year 1999 to $96.3 million for the fiscal year 2006.

     Interest accrues on the loans made under the Revolving Credit Facility (other than Swing Line Loans) and on Term Loan A at either LIBOR plus a specified margin ranging from 1.125% to 2.125%, or the base rate, which is the higher of NationsBank's prime rate and the federal funds rate plus 0.50% (the "Base Rate"), plus a specified margin ranging from 0.125% to 1.125%, at the Company's option. Interest accrues on Term Loan B at either LIBOR plus a specified margin ranging from 1.75% to 2.375%, or the Base Rate plus a specified margin ranging from 0.75% to 1.375%, at the Company's option. Swing Line Loans will bear interest at the Base Rate plus a specified margin ranging from 0.125% to 2.125%. The applicable margins will be determined by reference to a leverage ratio of the Company and its subsidiaries.

     The aggregate amount outstanding under the New Credit Facility will be prepaid by amounts equal to the net proceeds, or a specified portion thereof, from certain indebtedness and equity issuances and specified asset sales by the Company and its subsidiaries, and by a specified percentage of cash flow in excess of certain expenditures, costs and payments. The Company may at its option reduce the amount available under the New Credit Facility to the extent such amounts are unused or prepaid in certain minimum amounts, provided that any holder of Term Loan B shall have, under certain circumstances, the right to refuse to permit the Company to optionally prepay all or any portion of Term Loan B.

     The New Credit Facility is secured by a security interest in substantially all of the real and personal property, tangible and intangible, of the Company and its domestic subsidiaries as well as a pledge of all of the stock of such domestic subsidiaries, a pledge of not less than 65% of the voting stock and all of the non-voting common stock of each direct foreign subsidiary of the Company and each direct foreign subsidiary of each domestic subsidiary of the Company, and a pledge of all of the capital stock of any subsidiary of a subsidiary of the Company that is a borrower under the New Credit Facility. The security interest, other than the pledge of stock, will be released if the unsecured long-term indebtedness of the Company has received certain minimum rating or the leverage ratio of the Company and its subsidiaries has decreased below a certain threshold.

The New Credit Facility is guaranteed by all of the domestic subsidiaries of the Company.

     The New Credit Facility contains a number of significant covenants that, among other things, restrict the ability of the Company to dispose of assets, incur additional indebtedness, prepay other indebtedness, pay dividends, repurchase or redeem capital stock, enter into certain investments or create new subsidiaries, enter into sale and lease-back transactions, make certain acquisitions, engage in mergers or consolidations, create liens, make capital expenditures, or engage in certain transactions with affiliates, and that otherwise restrict corporate and business activities. In addition, under the New Credit Facility, the Company is required to comply with specified financial ratios and tests, including a minimum net worth test, a fixed charge coverage ratio, an interest coverage ratio and a leverage ratio.

     Senior Subordinated Notes - The Notes bear interest at 9.25% and mature on April 15, 2008, unless previously redeemed. Interest on the Notes is payable semiannually on April 15 and October 15 of each year, commencing October 15, 1998. The Notes are redeemable, in whole or in part, at the option of the Company at any time on or after April 15, 2003, at certain redemption prices, plus accrued and unpaid interest to the date of redemption. In addition, at any time on or prior to April 15, 2001, the Company may redeem Notes with the net proceeds of one or more equity offerings at a redemption price equal to 109.25% of the principal amount thereof, plus accrued and unpaid interest to the date of redemption, provided that at least 65% of the aggregate principal amount of Notes issued remains outstanding after each such redemption. Upon a change of control, the Company will be required to make an offer to repurchase all outstanding Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest to the date of repurchase.

     The Notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness (as defined in the related Indenture) of the Company, including indebtedness incurred pursuant to the New Credit Facility. The Notes rank pari passu in right of payment with all future senior subordinated indebtedness of the Company, if any, and rank senior in right of payment to all future subordinated indebtedness of the Company, if any. The Notes are guaranteed, on a senior subordinated basis, by the active domestic subsidiaries of the Company (the "Subsidiary Guarantors") other than BTI Capital Trust and certain domestic subsidiaries owned by a foreign subsidiary of the Company. The Notes are effectively subordinated in right of payment to all indebtedness and other liabilities (including trade payables) of the Company's subsidiaries that are not Subsidiary Guarantors.

     The maturities of long-term debt at March 31, 1998 reflect the terms of the New Credit Facility and the Notes.

     If the refinancing had occurred on the later of the first day of the respective periods, or on the date the bridge loan credit facility was entered into, the pro forma net earnings (loss) for the third quarter and nine months ended March 31, 1998 would have been $1.7 million, $0.05 a share, and $(316.0) million, $(9.60) a share, respectively, as compared to actual net earnings
(loss) of $(2.4) million, $(0.07) a share and $(326.5) million, $(9.92) a share. The following is the unaudited pro forma condensed consolidated statement of operations:


Condensed Consolidated Statement of Operations (Unaudited)



   In millions, except earnings per share                                  Pro-forma

                                            Three Months Ended March 31,                          Nine Months Ended March 31,
                                    Actual          Adjustments         Proforma         Actual         Adjustments         Proforma
                                    1998                                  1998            1998                                1998
Net Sales                         $  431.7                          $     431.7       $   968.0                         $     968.0
Cost of Sales                        357.3                                357.3           837.4                               837.4
                                -----------     ---------------     ------------     -----------     --------------     ------------
         Gross profit                 74.4                 ---             74.4           130.6                ---            130.6
Total operating expenses              51.5                 ---             51.5           444.1                ---            441.1
                                -----------     ---------------     ------------     -----------     --------------     ------------
         Operating income (loss)      22.9                                 22.9         (313.5)                             (313.5)
Interest expense                      28.2               (6.4)             21.8            63.7             (16.4)             47.3
Other income (expense), net            2.8                                  2.8             2.8                                 2.8
                                -----------     ---------------     ------------     -----------     --------------     ------------
   Earnings (loss) before
   income taxes,distribution
   on Company obligated
   mandatorily redeemable
   convertible preferred
   securities and extraordinary
   loss                              (2.5)                 6.4              3.9         (374.4)               16.4          (358.0)
Income taxes (benefit)               (4.4)                 2.3            (2.1)          (54.3)                5.9           (48.4)
Distributions on Company obligated
mandatorily redeemable convertible
preferred securities                   4.3                                  4.3             5.7                                 5.7
                                -----------     ---------------     ------------     -----------     --------------     ------------
      Earnings (loss) before
      extraordinary loss             (2.4)                 4.1              1.7         (325.8)               10.5          (315.3)
Extraordinary loss, net of tax
benefit of $0.4 million               ---                                                (0.7)                               (0.7)
                                -----------     ---------------     ------------     -----------     --------------     ------------
          Net earnings (loss)   $   (2.4)     $           4.1     $         1.7       $(326.5)     $           10.5     $  (316.0)
                                ===========     ===============     ============     ===========     ==============     ============
Earnings(loss)per common share:
     Earnings (loss) before
         extraordinary loss      $  (0.07)                         $       0.05       $  (9.90)                         $    (9.58)
     Extraordinary loss               ---                                  ---          (0.02)                              (0.02)
                                -----------     ---------------     ------------     -----------     --------------     ------------
          Net earnings (loss)
           per common share      $  (0.07)                         $       0.05       $  (9.92)                         $    (9.60)
                                ===========     ===============     ============     ===========     ==============     ============


     The pro-forma adjustment is attributable to lower interest costs and bank fees associated with the new capital structure put in place on April 28, 1998.

     Note 7 - Financial Information for Subsidiary Guarantors and Non-Guarantor Subsidiaries

     The Company conducts a significant portion of its business through subsidiaries. The Notes of the Company are guaranteed, jointly and severally on a senior subordinated basis, by the domestic subsidiaries of the Company other than BTI Capital Trust and certain domestic subsidiaries owned by a foreign subsidiary of the Company. BTI Capital Trust, such domestic subsidiaries owned by a foreign subsidiary and the foreign subsidiaries of the Company have not guaranteed the Notes (the "Non-Guarantor Subsidiaries"). The Notes will be effectively subordinated in right of payment to all indebtedness and other liabilities (including trade payables) of the Non-Guarantor Subsidiaries.

     Presented below are a condensed consolidating balance sheet as of March 31, 1998, a condensed consolidating statement of operations for the nine months ended March 31, 1998 and a condensed consolidating statement of cash flows for the nine months ended March 31, 1998, for the Subsidiary Guarantors, the Non-Guarantor Subsidiaries and the Company consolidated.

                                             BREED Technologies, Inc. And Subsidiaries
                                                Condensed Consolidated Balance Sheet
                                                           March 31, 1998
                                                            (Unaudited)



                                               Subsidiary            Non-Guarantor
                                               Guarantors             Subsidiaries            Eliminations         Consolidated
                                             ---------------      --------------------      ----------------      ---------------
                                                                                  (in millions)

ASSETS
                                           $           5.6         $           18.5$                   ---        $        24.1
Accounts receivable , net                            466.8                     215.8               (362.5)                320.1
Inventories                                           61.2                      45.9                   ---                107.1
Other current assets                                  56.8                      25.2                   ---                 82.0
                                            ---------------      --------------------      ----------------      ---------------
         Total current assets                        590.4                     305.4               (362.5)                533.3
Property, plant and equipment, net                   212.0                     126.2                   ---                338.2
Intangibles, net                                     614.7                     115.6                   ---                730.3
Net assets held for sale                               ---                      28.4                   ---                 28.4
Other assets                                        1038.1                       2.6               (999.1)                 41.6
                                            ---------------      --------------------      ----------------      ---------------
         Total assets                     $         2455.2        $            578.2        $     (1361.6)        $      1671.8
                                            ===============      ====================      ================      ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable and current portion
     of long-term debt                    $           20.4        $             51.8        $         ---         $        72.2
     Accounts payable                                105.4                     165.4                   ---                270.8
     Accrued expenses                                325.1                     214.2               (324.3)                215.0
                                            ---------------      --------------------      ----------------      ---------------
         Total current liabilities                   450.9                     431.4               (324.3)                558.0
Long-term debt                                       781.7                      29.2                   ---                810.9
Other long-term liabilities                           13.6                      15.9                   ---                 29.5
                                            ---------------      --------------------      ----------------      ---------------
         Total liabilities                $         1246.2        $            476.5        $      (324.3)      $         1398.4
Company obligated mandatorily redeemable
convertible preferred securities                     250.0                       ---                   ---                250.0
Stockholders' equity                                 959.0                     101.7              (1037.3)                 23.4
                                            ---------------      --------------------      ----------------      ---------------
         Total liabilities and
         stockholders' equity             $         2455.2     $                   578.2  $      (1361.6)      $         1671.8
                                            ===============      ====================      ================      ===============




                                             BREED Technologies, Inc. And Subsidiaries
                                            Condensed Consolidating Statement of Operations
                                                  Nine Months Ended March 31, 1998
                                                          (Unaudited)


                                               Subsidiary            Non-Guarantor
                                                Guarantors             Subsidiaries            Eliminations         Consolidated
                                              ---------------      --------------------      ----------------       ---------------
                                                                                    (in millions)

Net Sales                                     $    567.8           $            488.1         $       (87.9)        $         968.0
Cost of sales                                      494.2                        431.1                 (87.9)                  837.4
                                              ---------------      --------------------      ----------------       ---------------
         Gross profit                               73.6                         57.0                    ---                  130.6
                                              ---------------      --------------------      ----------------       ---------------
Selling, general and administrative expenses        29.9                         29.8                    ---                   59.7
Research, development, and engineering              37.3                         12.6                    ---                   49.9
Repositioning Charges                               78.5                        165.5                    ---                  244.0
In-process research and development expenses        77.5                          ---                    ---                   77.5
Amortization of intangibles                         10.6                          2.4                    ---                   13.0
                                              ---------------      --------------------      ----------------       ---------------
         Operating (loss)                         (160.2)                      (153.3)                   ---                (313.5)
Interest expense                                     58.0                         5.7                    ---                   63.7
Other income (expense), net                           2.8                         0.2                   (0.2)                   2.8
                                              ---------------      --------------------      ----------------       ---------------
     Earnings  (loss) before income taxes,
     distributions  on Company  obligated
     mandatorily  redeemable  convertible
     preferred securities and extraordinary
     item
                                                   (215.4)                     (158.8)                  (0.2)               (374.4)
Income tax (benefit)                                (49.8)                       (4.5)                    ---                (54.3)
Distributions on Company obligated mandatorily
     redeemable convertible preferred securities       5.7                         ---                    ---                   5.7
                                              ---------------      --------------------      ----------------       ---------------
     Earnings (loss) before extraordinary loss      (171.3)                    (154.3)                  (0.2)               (325.8)
                                             ----------------      --------------------      ----------------       ---------------
Extraordinary loss, net of tax benefit of
$0.4 million                                           0.7                         ---                    ---                   0.7
                                             ---------------      --------------------       ----------------       ---------------
     Net earnings (loss)                     $     (172.0)     $               (154.3)      $           (0.2)       $       (326.5)
                                             ===============      ====================       ================       ===============



                                             BREED Technologies, Inc. and Subsidiaries
                                          Condensed Consolidating Statement of Cash Flows
                                                  Nine Months Ended March 31, 1998
                                                            (Unaudited)


                                                           Subsidiary       Non-Guarantor
                                                           Guarantors        Subsidiaries            Eliminations       Consolidated
                                                         ---------------   ------------------      ----------------  ---------------
                                                                                        (in millions)

Cash flows from operating activities:
   Net earnings(loss)                            $       (172.0)           $        (154.3)         $       (0.2)         $  (326.5)
Adjustments to reconcile net cash used
in operating activities:
   Depreciation and amortization                            26.0                      18.6                   ---                44.6
   Non-cash items included in and accrual for
   repositioning and other special charges                 137.8                     134.6                   ---               272.4
   Changes in working capital items and other             (123.9)                    103.5                   0.2              (20.2)
                                                  ---------------        --------------------      ----------------  ---------------
   Net cash provided by(used in)operating
   activities                                             (132.1)                    102.4                   ---              (29.7)
                                                  ----------------       --------------------      ----------------   --------------
Cash flows from investing activities:
   Cost of acquisitions, net of cash acquired             (638.8)                   (71.2)                   ---             (710.0)
   Capital expenditures                                    (11.6)                   (38.5)                   ---              (50.1)
   Proceeds from sale of assets and equipment                 1.9                      2.3                   ---                 4.2
                                                   ---------------       --------------------      ----------------  ---------------
   Net cash provided by (used in)
   investing activities                                   (648.5)                  (107.4)                   ---             (755.9)
                                                   ---------------       --------------------      ----------------  ---------------
Cash flows from financing activities:
   Net change in debt                                       444.1                     15.4                   ---               459.5
   Net change in equity                                     343.4                      ---                   ---               343.4
                                                   ---------------       --------------------      ----------------  ---------------
     Net cash provided by (used in) financing
     activities                                             787.5                     15.4                   ---               802.9
                                                   ---------------       --------------------      ----------------  ---------------
Effects of exchange rate changes on cash                      ---                   (11.9)                   ---              (11.9)
                                                   ---------------       --------------------      ----------------  ---------------
Increase (decrease) in cash and cash equivalents              6.9                    (1.5)                   ---                 5.4
Cash and cash equivalents at beginning of year              (1.3)                     20.0                   ---                18.7
                                                   ---------------       --------------------      ----------------   --------------
Cash and cash equivalents at end of year           $          5.6         $           18.5                   ---        $       24.1
                                                   ===============       ====================      ================   ==============


Note 8 - Foreign Operations

     The following financial information relates to operations in different geographic areas:


In millions                                                      Nine Months
                                                               Ended March 31,
                                                                     1998              1997            1996                1995
------------------------------------------------------------ -------------------- ---------------  --------------   ---------------
Net sales to unaffiliated customers:
North America                                                $           594.8     $      379.3     $      324.6       $      345.6
Europe                                                                   373.2            415.6            107.1               55.4
------------------------------------------------------------ -------------------- ---------------  --------------   ---------------
Total net sales                                              $           968.0     $      794.9     $      431.7      $       401.0
------------------------------------------------------------ -------------------- ---------------  --------------   ---------------
Earnings before income taxes,  distributions
on Company  obligated  mandatorily
convertible preferred securities and
extraordinary item
Operating income:
   North America                                             $          (202.6)    $       46.6      $      88.4      $       100.5
   Europe                                                               (110.9)             4.0              2.4                4.0
Other income (expense), net                                              (60.9)          (21.0)              7.5                5.6
------------------------------------------------------------ -------------------- ---------------  --------------   ---------------
Earnings before income taxes                                 $          (374.4)    $       29.6     $       98.3      $       110.1
------------------------------------------------------------ -------------------- ---------------  --------------   ---------------
Identifiable assets:
North America                                                $           1210.3    $      466.6     $      284.5      $       240.3
Europe                                                                    461.5           410.6            219.3               38.4
------------------------------------------------------------ -------------------- ---------------  --------------   ---------------
Total assets                                                 $           1671.8    $      877.2    $       503.8      $       278.7
============================================================ ==================== ===============  ==============   ===============

     Fiscal year 1996 includes only three months of operations of MOMO, S.p.A. which was acquired in April 1996. Fiscal year 1997 includes the acquisition of Gallino in July 1996, United Steering Systems in October 1996 and Custom Trim in February 1997. The nine months ended March 31, 1998 include the acquisition of SRS in October 1997.

Note 9 - Dividends

     On October 17, 1997 the Board of Directors decided to suspend future dividend payments in view of the acquisition of SRS and the related financing transactions.

     Under terms of the New Credit Facility entered into on April 28, 1998, the Company is obligated not to make restricted payments (as defined in the credit agreement) including dividends, until the consolidated leverage ratio is equal to or less than 3.50 to 1.00 as at the end of the four-quarter period most recently then ended. The Company does not presently meet this standard and it is unclear when it will be met.

Note 10 - Stock Options

     The Company adopted Statement of Financial Accounting Standards No. 123 (SFAS 123) "Accounting for Stock-Based Compensation", in fiscal 1997, but elected to continue to measure compensation cost using the intrinsic value method, in accordance with APB Option No. 25, "Accounting for Stock issued to Employees". Accordingly no compensation cost for stock options has been recognized in fiscal year 1996 or 1997. If the Company had accounted for its options under the fair value method of SFAS 123 in fiscal year 1997 and 1996, net income would have been reduced by $0.6 million and $0.3 million for the years ended June 30, 1997 and 1996, respectively, to the pro-forma amounts indicated below:


                                                                                              Year Ended June 30,
                                                                      --------------------------------------------------------------
                                                                                 1997                                    1996
                                                                      --------------------------         ---------------------------
Net earnings in millions                                                        $ 14.3                                  $ 62.7
Earnings per common share                                                       $ 0.45                                  $ 1.99


Note 11 - Leases

The Company owns most of its major  facilities,  but does lease certain  office, factory and warehouse space and data processing and other equipment under principally noncancelable operating leases. The minimum rental commitments under these noncancelable operating leases is immaterial.

Note 12 - Revenue by Class of Similar Product

     The following is a summary of revenue by class of similar product for the last three fiscal years and for the nine months ended March 31, 1998:


                                          Nine Months Ended
                                           March 31, 1998                 1997                  1996                  1995
                                      -------------------------   ---------------------   ----------------      -----------------
Electronics and sensors                          16%                       34%                  70%                    85%
Airbag systems                                   22                         9                   23                     14
Steering wheels                                  28                        33                    5                    ---
Interior and plastics                            13                        23                   ---                   ---
Seatbelts                                        20                        ---                  ---                   ---
Other                                             1                         1                    2                      1



     Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Three and Nine Months Ended March 31, 1998 (FY98) Compared to Three and Nine Months Ended March 31, 1997 (FY97)

     Net sales for the three and nine months ended March 31, 1998 were $431.7 million and $968.0 million, respectively, an increase of $222.3 million or 106%, and $417.4 million or 76%, respectively, from the comparable periods of the prior year. The increase in net sales was primarily due to growth from the acquisition of Custom Trim on February 25, 1997 and SRS on October 30, 1997. These two acquisitions accounted for approximately $242.0 million and $421.8 million of the increase in net sales for the three and nine months ended March 31, 1998, respectively. The increases were partially offset by a decline in sales of EMS sensors and inflator and airbag modules.

     EMS sensor sales for the three and nine months ended March 31, 1998 were $26.6 million and $85.6 million, a decrease of 32% and 33%, respectively, from the comparable prior year periods. These decreases are primarily due to lower demand as major customers continued to shift from EMS to electronic sensors that are sourced internally.

     Inflator and airbag module sales (excluding SRS) decreased 6% and 24% to $22.6 million and $63.0 million, respectively, for the three and nine months ended March 31, 1998 as compared to the comparable prior year periods. The decrease was primarily due to the planned phase-out of all mechanical airbag systems at Chrysler and Fiat, and the reduction of shipments into Asia of all inflators and airbags due to the economic situation in Asia.

     The Company's mix of sales by class of similar product has experienced certain changes as described above. The other principal changes are due to the acquisition of SRS in October 1997 which had sales by class of similar product weighted differently from that of the Company. Note 12 to the Consolidated Condensed Financial Statements discloses revenue by class of similar product for fiscal 1997, 1996 and 1995 and for the nine months ended March 31, 1998.

     As disclosed in Note 8 to the Consolidated Condensed Financial Statements, the Company earned the majority of its revenues in fiscal 1997 in Europe, whereas in earlier years the Company earned the majority of its revenues in North America. This change occurred due to the acquisition of MOMO, S.p.A. in April 1996 and Gallino in July 1996, both of which are based in Europe and earn all of their revenues in Europe. In October 1997 the Company acquired SRS which earns approximately 30% of its revenues in Europe and the remainder in North America, resulting in the Company's revenues for the nine months ended March 31, 1998 to be earned primarily in North America.

     Net sales for the third quarter ended March 31, 1998 increased 27% to $431.7 million from $340.7 million in the second quarter ended December 31, 1998. The quarter-over-quarter increase was primarily attributable to the Company's acquisition of SRS on October 30, 1997. Excluding the SRS acquisition, net sales for the third quarter of fiscal 1998 were comparable with sales for the second quarter.

     Cost of sales for the three and nine months ended March 31, 1998 were $357.3 and $837.4, respectively, as compared to $171.4 million and $433.9 million, respectively, for the quarter and nine months ended March 31, 1997. The increase primarily reflected the additional production costs of $208.1 million and $375.9 million for the quarter and nine months ended March 31, 1998, resulting from the acquisition of Custom Trim during fiscal 1997 and the acquisition of SRS in fiscal 1998. In addition, the Company incurred approximately $4.5 million and $9.0 million during the quarter and nine months ended March 31, 1998 related to disruption costs associated with the closing of seven manufacturing facilities and the ongoing relocation of a facility in North America to Mexico, as well as a $28.4 million charge, in the second quarter ended December 31, 1997, related to other special charges (see "Repositioning and Other Special Charges"in Note 2 above).

     Gross profit as a percentage of net sales was 17% and 14% for the three and nine months ended March 31, 1998, respectively, compared to 18% and 21%, respectively, for the comparable periods of the prior year. The decrease in gross margin was primarily attributable to a shift in product mix from high margin EMS sensors to those of lower margin products acquired in recent acquisitions and disruption costs. Also, during the nine months ended March 31, 1998, the Company incurred $28.4 million of other special charges and $9.0 million of disruption costs. Excluding these special charges and disruption costs, gross profit as a percentage of net sales would have been 18% and 17% for three and nine months ended March 31, 1998, respectively.

     Selling, general and administrative expenses for the three and nine months ended March 31, 1998 were $22.1 million and $59.7 million (5% and 6% of net sales), respectively, compared to $19.1 million and $51.3 million (in each case 9% of net sales) for the comparable periods of the prior year. Selling, general and administrative expenses as a percentage of net sales decreased primarily as a result of cost improvements associated with the reduction of headcount and reduced spending.

     Research, development and engineering expenses for the three and nine months ended March 31, 1998 were $22.4 million and $49.9 million, respectively, as compared to $9.5 million and $27.3 million for the comparable periods in the prior year. These increases primarily reflect costs associated with acquired businesses of $14.7 million and $23.8 million for the three and nine months ended March 31, 1998, respectively. As discussed in Note 3 to Consolidated Condensed Financial Statements, the Company incurred a $77.5 million charge in the second quarter of fiscal 1998 relating to the write-off of in- process research and development for technology acquired with SRS that has not yet been established as technologically feasible. The Company expects to benefit from this technology as the products are launched over the next five years.

     Operating income for the three months ended March 31, 1998 was $22.9 million or 5% of net sales compared to $7.2 million or 3% of net sales for the prior year period. The increase in operating income as a percentage of net sales was primarily due to cost reductions from the repositioning program. Savings associated with the repositioning program were approximately $15 million during the third quarter of fiscal year 1998. Also, included in cost of sales during the three months ended March 31, 1998 were disruption costs of $4.5 million. Exclusive of the effects of disruption costs, operating income would have been $27.4 million or 6% of net sales of the three months ended March 31, 1998.

     Operating income (loss) for the nine months ended March 31, 1998 decreased significantly from last year's comparable period primarily due to the repositioning and other special charges aggregating $349.9 million included in cost of sales and operating expenses (see "Repositioning and Other Special Charges" in Note 3 above). Also, included in cost of sales during the three months ended March 31, 1998 were disruption costs of $9.0 million. Exclusive of the effects of the repositioning and other special charges and disruption costs, operating income would have been $45.4 million or 5% of net sales for the nine months ended March 31, 1998, compared to $33.8 million or 6% of net sales for the nine months ended March 31, 1997.

     Operating income for the third quarter of fiscal year 1998 increased 86% from the second quarter of fiscal year 1998. Operating income was $22.9 million, or 5% of net sales, versus $12.3 million, or 4% of net sales, in the second quarter of fiscal year 1998, before repositioning and other special charges. This quarter-over-quarter increase was largely attributable to cost reductions from the repositioning program and the contribution of SRS business for a full three months. The operating income gains were partially offset by declining sales volumes for the electromechanical sensor business and lower product pricing.

     Interest expense for the three and nine months ended March 31, 1998 was $28.2 million and $63.7 million, respectively, an increase of $21.5 million and $45.9 million, respectively, from the comparative prior year periods. The increase in interest expense was primarily due to the increase in average outstanding borrowings as a result of the acquisitions of USS and Custom Trim in fiscal 1997 and SRS in fiscal 1998 and the fees associated with the short-term bridge loan facility.

     The estimated fiscal 1998 annual effective tax rate has been revised to a 14% benefit to reflect the impact of certain repositioning and other special charges (i) taken in jurisdictions where the Company may not be able to recognize the full income tax benefit due to limitations imposed by Financial Accounting Standards Statement No. 109 (SFAS 109) and (ii) no tax benefit on write-down of goodwill included in the repositioning charge. SFAS 109 states that a valuation allowance is recognized if, it is more likely than not, some portion or all of the deferred tax asset will not be realized. Because of limitations on the utilization of net operating losses from foreign jurisdictions, a valuation allowance for a portion of the deferred income tax benefit related to the repositioning and the other special charges has been recorded. See Note 4 to the Financial Statements.

     The extraordinary loss recorded in the nine months ended March 31, 1998 related to the write-off of unamortized debt costs of the previous bank credit facility.

     The Company's net loss of $(2.4) million for the third quarter ended March 31, 1998 includes $3.3 million (after tax) of excess bank fees related to the bridge loan credit facility that was refinanced on April 28, 1998. Excluding the excess bank fees on the bridge loan credit facility, net income for the third quarter was $0.9 million, or $0.03 per share. This compares to a net loss
(before repositioning and other special charges and extraordinary items) of $(0.8) million, or $(0.03) per share, in the second quarter ended December 31, 1997. Excess bank fees represents the amount of fee amortization related to the bridge loan credit facility in excess of the amortization of the fees related to the new long-term capital structure.

Liquidity and Capital Resources

     The Company's primary cash requirements are for working capital, capital expenditures and interest payments on outstanding indebtedness. The Company believes that cash generated from operations, and borrowings available under its New Credit Facility will be sufficient to meet the Company's working capital, capital expenditures, debt service and repositioning needs for the foreseeable future.

     Cash flows from operating activities for the nine months ended March 31, 1998 was a deficit of $29.9 million compared with a $47.8 million surplus for the nine months ended March 31, 1997. The decrease in cash flows was primarily attributed to the net loss of $326.5 million, net of the noncash items and accruals included in the repositioning and other special charges.

     Capital expenditures aggregated $50.1 million for the nine months ended March 31, 1998. Investments continue to be made to support productivity improvements, cost reduction programs, capital needs to improve manufacturing efficiency and added capability for existing and new products.

     During the nine months ended March 31, 1998, the Company increased its outstanding indebtedness by $459.7 million which resulted primarily from the acquisition of SRS and the financing of capital expenditures. The Company had unused availability under its New Credit Facility as of March 31, 1998 of approximately $90 million.

     On April 28, 1998, the Company replaced its short-term bridge loan credit facility with the New Credit Facility, under which the Company has $675 million of aggregate borrowing availability. The New Credit Facility consists of two term loans totaling $525 million and a $150 million revolving credit facility (which was largely undrawn at closing). At April 28, 1998 the Company had an aggregate of $525 million of borrowings outstanding under the New Credit Facility, which bore interest at a weighted average rate of 8% per annum at such date. Under the terms of the New Credit Facility, the Company is obligated to not make restricted payments (as defined in the Credit Agreement) including dividends, until the consolidated leverage ratio is equal to or less than 3.50 to 1.00 as at the end of the four-quarter period most recently then ended. The Company does not presently meet this standard and it is unclear when it will be met. Also, the Company issued and sold $330 million of the Notes in a private transaction under Rule 144A under the Securities act of 1933. The interest rate on the Notes is 9.25%.

     Based on a recent assessment, the Company determined that it will be required to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems for its computer systems. The Company cannot currently quantify the costs of these modifications and conversions. However, if such modifications and conversions are not made, or are not timely completed, the Year 2000 Issue could have a material impact on the operations of the Company.

     The Company believes its financial position will permit the financing of its business needs and opportunities in an orderly manner. It is anticipated that ongoing operations will be financed primarily by internally generated funds. In addition, the Company has the flexibility to meet short-term working capital and other temporary requirements through the utilization of borrowings under its New Credit Facility.

Forward Looking Statements


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

                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     None

Item 6.  Exhibits and Reports on Form 8-K

   (a)  Exhibits

     None

   (b) Reports on Form 8-K -

       None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       Breed Technologies, Inc.
                                                              (Registrant)



May 15, 1998

                                              By:   /s/ Frank J. Gnisci
                                                    Frank J. Gnisci
                                                    Executive Vice President and
                                                      Chief Financial Officer