Form 10-K/A
period 1997-06-30
BREED TECHNOLOGIES INC
filed 1998-09-28
CIK 891531

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K/A

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1997

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 1-11474
                                _______________


                           BREED TECHNOLOGIES, INC.
            (Exact name of registrant as specified in its charter)

                 DELAWARE                             22-2767118
           (State or other jurisdiction of         (I.R.S. Employer
           incorporation or organization)         Identification No.)

          5300 OLD TAMPA HIGHWAY                         33811
            LAKELAND, FLORIDA                          (Zip Code)
   (Address of principal executive offices)

      Registrant's telephone number, including area code:  (941) 668-6000

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

       Title of Each Class             Name of Each Exchange on Which Registered
 -------------------------------       -----------------------------------------
  Common Stock, $.01 par value                New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  None

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES    X         NO ______
                                               -------

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

                 DOCUMENTS OR PARTS INCORPORATED BY REFERENCE

                         Document                                Form 10K Part into Which the Document is Incorporated
---------------------------------------------------------        ------------------------------------------------------
Proxy Statement relating to Registrant's Annual Meeting                               Part III
  of Stockholders to be held on November 20, 1997

                                     INDEX
                                     -----

     The undersigned registrant hereby amends the following items of its Annual Report on Form 10-K for the year ended June 30, 1997 as set forth in the pages attached hereto:

                                                                            PAGE
                                                                            ----
ITEM 1.   BUSINESS......................................................      1

ITEM 2.   FINANCIAL STATEMENTS

          Consolidated Balance Sheets...................................     10

          Consolidated Statements of Earnings...........................     11

          Consolidated Statements of Stockholders' Equity...............     12

          Consolidated Statements of Cash Flows.........................     13

          Notes to Consolidated Financial Statements....................     14

ITEM 1.   BUSINESS

     BREED Technologies, Inc. (the "Company" or "BREED") designs, develops, manufactures and sells a complete range of occupant safety systems and other components including electronic and electromechanical sensors, airbag modules, inflators, steering wheels, and plastic exterior and interior components. The Company's reed switch and silicon micro- sensor products are used in a wide variety of automotive as well as industrial sensor and switching applications. Headquartered in Lakeland, Florida, BREED is one of the world's leading suppliers of automotive occupant safety systems and steering wheels, providing its global automotive customers with research and development, engineering and manufacturing support through its global network of facilities in 13 countries. BREED employs more than 11,100 people at its 57 facilities worldwide.

     BREED has acquired nine companies in the past three years, five in the area of electronic components and subassemblies and four in the area of steering wheels, interior/exterior components and automotive accessories. Throughout the world, BREED subsidiaries -- A/2/M, BREED Italia, Custom Trim, Force Imaging, Gallino Plasturgia, Hamlin, Italtest, MOMO, United Steering Systems and VTI Hamlin -- provide leading technologies to automotive, industrial and commercial markets.

RECENT DEVELOPMENTS

     Recent acquisitions provide BREED with strategic vertical and horizontal integration, and strengthen our position as a major global supplier of fully integrated occupant safety systems. BREED completed several strategic acquisitions in fiscal 1997, including:

          . In July 1996, the steering wheel and plastic exterior and interior components business of the Gallino Group.

          . In October 1996, the steering wheel business of United Technologies Automotive, renamed United Steering Systems, which provided additional patented technologies and expanded BREED's customer base, and;

          . In March 1997, Custom Trim Ltd., the automobile industry's primary supplier of leather-wrapped steering wheels and shift knobs.

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

     In May 1996 the Company acquired Force Imaging Technologies, Inc. (FIT). This company has a unique patented technology of variable force sensors that have many applications, including multi-function steering wheel capabilities, occupant sensing and automated seat belt tensioning.

     In November 1996 the Company acquired A/2/M. This company specializes in algorithm development and signal processing techniques.

AIRBAG SYSTEMS AND COMPONENTS (INFLATORS, MODULES AND AMS)

     The Company produces driver-side, passenger-side, and side impact airbag systems. The Company has been supplying mechanically initiated inflators and modules since 1989, electronically initiated inflators and modules since 1994 and passenger side inflators and modules since 1995. The Company offers inflators for use in full size airbag systems (US requirement), its smaller Facebag systems (European requirement) and side impact systems. These inflator products include inflators using sodium azide-based propellants, hybrid(compressed gas and propellant), "Eco-safe" non-sodium azide-based propellant, and stored gas designs.

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

     The Company's OEM customers typically award contracts to supply products for a particular car model for the life of the model (which averages five years) (a "program"). Such contracts are awarded two or three years prior to the start of production of such model. Such contracts do not require the OEM to purchase any specified quantities of products. The Company also competes for new business to supply products for successor models and thus is subject to the risk that the OEM will not select the Company to produce products for a successor model. Consequently, the Company is required to bid for contracts on a continuous basis in order to maintain stable revenues. Because the Company supplies products for a broad cross-section of both new and mature models, the Company is not dependent on sales attributable to a single program and thus generally the loss of any single program should not have a material adverse effect on the Company's results of operations. However, although the agreements with OEMs extend for life of the model, such agreements may be terminable by the customer during the term of the contract.

     Sales by the Company to Ford for fiscal 1995, 1996 and 1997 accounted for 37%, 33% and 25%, respectively, of the Company's total net sales for these periods. Sales by the Company to GM and Delphi (including Delco) for fiscal 1995, 1996 and 1997 accounted for 40%, 26% and 13%, respectively, of the Company's total net sales for these periods. Sales by the Company to the Fiat Group for fiscal 1996 and 1997 accounted for 14% and 32%, respectively, of the Company's sales.

     The Company supplies its sensor products primarily to vehicle OEMs, such as Ford, Fiat, Nissan, Mazda, and to Tier 1 suppliers, such as Delphi (through Delco). Although the Company has multi-year EMS supply agreements with Ford and Delphi (through Delco), these contracts do not commit such customers to purchase any specified quantities of products from the Company, and each of the agreements is subject to termination under certain conditions. Ford and GM are replacing EMS sensors with electronic sensors; however, BREED's EMS sensors are being used as auxiliary sensors in certain vehicles. BREED has expanded its product lines to include down-sized EMS sensors, electronic SDMs and silicon micro sensors, as well as additional EMS sensors designed for use in SDMs. In order to meet the demands of the increasing electronic sensor market, the Company has micro machining manufacturing, electronic assembly capabilities and algorithm technology. As the EMS sensor market shifts to electronic, BREED is adversely affected since there can be no assurance that these new products will achieve as broad a market position for the Company as it achieved with its current EMS sensor products; however, additional product lines including electronic sensing and steering wheels are favorably impacting BREED.

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

SUPPLIERS AND RAW MATERIALS

     The Company purchases many of the components for its products (including certain plastic parts, certain stampings, magnets, precision steel balls, contacts, certain electronic assemblies, certain wire harnesses, airbag doors/covers, printed wire boards, certain ignitor assemblies, labels, aluminum propellant cups, rubber/silicon seals, aluminum, leather) as finished components, and purchases raw materials (including chemicals for the production of inflator propellent, resin and hardener for potting compound, impacted aluminum blanks, steel rod, raw stampings to be welded, airbag fabric, and wire harnesses sub-components) from third parties pursuant to supply agreements.

     The Company has agreements to purchase most or all of its requirements for certain components from single sources, typically when the tooling for such is reimbursed by the OEM customer. Examples include certain plastic parts, certain stampings, magnets, contacts, certain electronic assemblies, certain wireharnesses, airbag doors/covers, certain ignitor assemblies, aluminum propellent cups and resin and hardener for the potting compound. The Company believes that alternative sources for these single source items are available at competitive prices. No significant supply problems have been encountered in recent years, and relationships with suppliers have generally been good.

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

BACKLOG

     The Company's automotive customers typically award contracts to supply products for a particular car model for the life of the model (which averages five years). Such contracts do not require the OEM to purchase any specified quantities of products. With respect to these customers, the Company generally does not manufacture or ship products until it has received a purchase order and material release which specifies the quantity ordered and specific delivery dates. Generally these orders are shipped within two weeks of receipt of the final material release. With respect to the Company's non-automotive customers, products are produced for stock based on sales forecasts and historical demand. The backlog at June 30, 1997 was not significant.

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

     The Company principally competes for new steering wheel sensor, inflator and leather wrapping business at the beginning of the development of new vehicle models. The Company also competes for new business upon the redesign of existing models by its customers or, in the case of inflators and modules, as are placement supplier for existing models. The development of new models and redesign of existing models generally begin three to five years and two to three years, respectively, prior to the marketing of such models to the public.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding the Executive Officers of the Company are set forth as follows:

Allen K. Breed                     70   Chairman of the Board of Directors
Johnnie Cordell Breed              53   Co-Chairman and Chief Executive Officer
Charles J. Speranzella, Jr.        41   Vice Chairman
Fred J. Musone                     53   President,
                                        Chief Operating Officer
Robert M. Rapone                   14   Executive Vice President,
                                        Operations Worldwide
Frank J. Gnisci                    47   Executive Vice President,
                                        Chief Financial Officer
Arthur R. Schauffert, Jr.          46   Treasurer
Lizanne Guptill                    42   Secretary

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

     On August 27, 1997, Mr. Speranzella was elected Vice Chairman of the Company. Mr. Speranzella joined the Company as General Counsel and Assistant Secretary in September, 1994. He became Managing Senior Vice President, General Counsel and Assistant Secretary in February, 1995. Mr. Speranzella was elected Corporate Secretary in May, 1995. He was promoted to Executive Vice President, General Counsel and Secretary in July, 1995. Mr. Speranzella became President of BREED European Holdings, Inc. in June 1996 and Executive Vice President of World Wide Operations of the Company in January 1997. From 1979 until joining the Company, he held various senior positions at Matra Hachette's Fairchild Space and Defense Corporation and Martin Marietta.

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

     Mr. Schauffert joined the Company in 1993 as Treasurer. Prior to that time, hews Treasurer and Assistant Secretary of Moog Automotive, Inc. He joined Moog in 1988 from St. Joe Minerals Corporation, where he held various positions, including Treasurer, from 1980 until 1987.

     Ms. Guptill joined the Company in 1993 as a Legal Assistant to the General Counsel, specializing in corporate and business law. Prior to joining The company, Ms. Guptill was a Legal Assistant with the Corporate Legal Department of Marriott International, Inc. since 1990. Ms. Guptill was employed as a Legal Assistant with the General Corporate division of Hayt, Hayt & Landau in Miami from 1984-1990.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

     The information required by this Item is contained in the Company's financial statement footnote 9 under the heading "Information Related to Customers and Operations in Different Geographic Areas" on page 20 appearing elsewhere in this report.

ITEM 2.  FINANCIAL STATEMENTS

                          CONSOLIDATED BALANCE SHEETS

                                                                 JUNE 30,
In thousands                                                  1997       1996
------------------------------------------------------     ---------  --------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                               $ 18,707    $ 95,830
   Accounts receivable, principally trade                   207,951     110,656
   Inventories                                               75,347      52,890
   Prepaid expenses                                          13,519       7,247
------------------------------------------------------     --------    --------
Total Current Assets                                        315,524     266,623
------------------------------------------------------     --------    --------
PROPERTY, PLANT AND EQUIPMENT
   Land                                                      15,206      10,805
   Buildings                                                106,122      73,342
   Machinery and equipment                                  212,542     126,947
   Construction in progress                                  28,013      14,417
------------------------------------------------------     --------    --------
                                                            361,883     225,511
   Less accumulated depreciation                            (85,433)    (53,858)
------------------------------------------------------     --------    --------
                                                            276,450     171,653
------------------------------------------------------     --------    --------
INTANGIBLE ASSETS                                           220,956      45,053
NET ASSETS HELD FOR SALE                                     52,620          --
INVESTMENTS AND OTHER ASSETS                                 11,603      20,473
------------------------------------------------------     --------    --------
TOTAL ASSETS                                               $877,153    $503,802
======================================================     ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Notes payable and current portion of long-term debt     $191,744    $120,688
   Accounts payable                                         121,505      33,940
   Employee compensation and benefits                        16,818      13,844
   Accrued expenses                                          32,661       7,980
------------------------------------------------------     --------    --------
Total Current Liabilities                                   362,728     176,452
LONG-TERM DEBT                                              231,700      42,123
OTHER LONG-TERM LIABILITIES                                  16,306      10,147
------------------------------------------------------     --------    --------
TOTAL LIABILITIES                                           610,734     228,722
------------------------------------------------------     --------    --------
STOCKHOLDERS' EQUITY
   Common stock                                                 317         316
   Additional paid-in capital                                77,470      76,652
   Retained earnings                                        207,964     201,981
   Foreign currency translation adjustments                 (18,843)     (2,927)
   Unearned compensation                                       (489)       (942)
------------------------------------------------------     --------    --------
TOTAL STOCKHOLDERS' EQUITY                                  266,419     275,080
------------------------------------------------------     --------    --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $877,153    $503,802
======================================================     ========    ========

See Notes to Consolidated Financial Statements

                      CONSOLIDATED STATEMENTS OF EARNINGS

                                                  YEAR ENDED JUNE 30,
In thousands, except for per share data       1997        1996        1995
----------------------------------------    ---------  ---------   ---------
NET SALES                                   $794,880    $431,689    $400,972
Cost of sales                                631,283     277,044     244,551
----------------------------------------    ---------  ---------   ---------
Gross profit                                 163,597     154,645     156,421
----------------------------------------    ---------  ---------   ---------
Selling, general and administrative           70,583      38,243      33,098
Engineering, research and development         36,121      23,588      18,506
Amortization of intangibles                    6,310       2,001         286
----------------------------------------    ---------  ---------   ---------
Operating income                              50,583      90,813     104,531
Interest income (expense), net               (24,460)     (1,137)        704
Other income (expense), net                    3,524       8,662       4,898
----------------------------------------    ---------  ---------   ---------
Earnings before income taxes                  29,647      98,338     110,133
Income taxes                                  14,800      35,300      37,800
NET EARNINGS                                $ 14,847    $ 63,038    $ 72,333
========================================    ========   =========   =========
EARNINGS PER SHARE                             $0.47       $2.00       $2.30
========================================    ========   =========   =========
Cash Dividends per Share                       $0.28       $0.24       $0.20
========================================    ========   =========   =========
Average Shares Outstanding                    31,648      31,550      31,434
========================================    ========   =========   =========


See Notes to Consolidated Financial Statements

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                      FOREIGN
                                                                      ADDITIONAL                      CURRENCY
                                                    COMMON STOCK       PAID-IN     RETAINED          TRANSLATION          UNEARNED
                                                   ---------------
In thousands, except for per share data            SHARES   AMOUNT     CAPITAL     EARNINGS          ADJUSTMENTS        COMPENSATION
-----------------------------------------        -----------------------------------------------------------------------------------
Balance at June 30, 1994                         31,342,033    $313   $71,395     $ 80,477          $  (937)            $        --
   Shares issued under Stock Option Plans            52,024    $  1   $   686           --               --                      --
   Shares sold under Employee Stock
     Purchase Plan                                   51,843      --     1,054           --               --                      --
   Shares terminated under Stock Incentive
     Plan, net of granted shares                     69,490       1     1,927           --               --                  (1,927)

   Compensation expense                                  --      --        --           --               --                     296
   Net Earnings                                          --      --        --       72,333               --                      --
   Translation adjustments                               --      --        --           --             (606)                     --
   Cash dividends--$.24 per share                        --      --        --       (6,292)              --                      --
------------------------------------------       ----------   -----    ------     --------          --------               ---------
Balance at June 30, 1995                         31,515,390     315    75,062      146,518           (1,543)                 (1,631)

   Shares issued under Stock Option Plans            67,561       1       786           --               --                     --
   Shares sold under Employee Stock
     Purchase Plan                                   60,906      --     1,038           --               --                     --
   Shares terminated under Stock Incentive
     Plan, net of granted shares                    (17,200)     --      (459)          --               --                    459
   Compensation expense                                  --      --        --           --               --                    230
Tax benefit from exercise of stock options               --      --       225           --               --                     --
   Net earnings                                          --      --        --       63,038               --                     --
   Translation adjustments                               --      --        --           --           (1,384)                    --
   Cash dividends--$.24 per share                        --      --        --       (7,575)              --                     --
------------------------------------------       ----------   -----    ------     --------          --------               ---------
Balance at June 30, 1996                         31,626,657     316    76,652      201,981           (2,927)                  (942)
   Shares issued under Stock Option Plans            38,695       1       537           --              --                      --
   Shares sold under Employee Stock                  27,082      --       529           --              --                      --
     Purchase Plan
Shares terminated under Stock Incentive             (12,992)     --      (364)          --             --                      364
 Plan, net of granted shares
   Compensation expense                                  --      --        --           --             --                       89
   Tax benefit from exercise of stock options            --      --       116           --             --                       --
   Net earnings                                          --      --        --       14,847             --                       --
   Translation adjustments                               --      --        --           --        (15,916)                      --
   Cash dividends--$.28 per share                        --      --        --       (8,864)            --                       --
------------------------------------------       ----------   -----    ------     --------       --------               ----------
Balance at June 30, 1997                         31,679,442    $317   $77,470     $207,964       $(18,843)              $     (489)
==========================================       ==========   =====   =======     ========       =========              ===========


Preferred stock: Authorized 5,000,000 shares, par value $.001 per share. To date, none of these shares has been issued.
Common stock: Authorized 50,000,000 shares, par value $.01 per share.

See Notes to Consolidated Financial Statements

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               YEAR ENDED JUNE 30,
In thousands                                               1997         1996       1995
-----------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings...........................................  $  14,847    $ 63,038   $ 72,333
Adjustments:
  Depreciation of plant and equipment..................     42,224      18,090     13,609
  Amortization of intangible assets....................      6,310       2,001        286
  Deferred income taxes................................      1,157       1,665     (1,550)
  Loss (gain) from sale of assets......................        634      (1,517)    (1,349)
  Compensation related to stock plan...................         89         230        296
  Changes in operating assets and liabilities,
     net of effects from acquisitions:
     Accounts receivable...............................    (16,284)    (30,667)    (5,473)
     Inventories.......................................      2,234      (1,548)    (6,526)
     Prepaid expenses..................................       (720)       (717)      (334)
     Accounts payable..................................     37,047         843      1,915
     Accrued expenses..................................     (7,597)     (9,215)    (3,173)
     Other assets and liabilities......................      9,418      (1,000)      (891)
-----------------------------------------------------------------------------------------
Net cash provided by operating activities..............     89,359      41,203     69,143
-----------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment.............    (75,851)    (45,370)   (69,268)
Sale (purchases) of short-term investments, net........         --      10,601     12,386
Cost of acquisitions, net of cash acquired.............   (291,922)    (48,507)    (6,941)
Deposit on Gallino acquisition.........................         --     (10,299)        --
Investment in and advances to affiliates...............       (874)         --     (6,376)
Proceeds from sale of assets...........................      1,382       2,742      1,349
-----------------------------------------------------------------------------------------
Net cash used in investing activities..................   (367,265)    (90,833)   (68,850)
-----------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term borrowings....................    577,688      86,957      5,486
Repayments of long-term debt and other borrowings......   (412,830)     (6,356)    (9,333)
Proceeds from long-term debt...........................     45,441      45,000         --
Cash dividends paid....................................     (8,861)     (6,938)    (4,715)
Common stock issued--options and stock plans...........      1,182       2,050      1,741
-----------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities....    202,620     120,713     (6,821)
EFFECT OF EXCHANGE RATE CHANGES ON CASH................     (1,837)     (1,608)      (587)
-----------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents...    (77,123)     69,475     (7,115)
Cash and cash equivalents at beginning of year.........     95,830      26,355     33,470
-----------------------------------------------------------------------------------------
Cash and cash equivalents at end of year...............  $  18,707    $ 95,830   $ 26,355
=========================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest.............................................  $  20,776    $  2,347   $  1,794
  Income taxes.........................................     12,914      32,230     39,520

Cost of Acquisitions:
  Working capital (deficiency), net of cash acquired...  $ (23,534)   $    125   $  6,824
  Property, plant and equipment........................   (144,995)    (18,021)    (4,483)
  Patents..............................................    (16,000)         --     (5,272)
  Cost in excess of net assets of businesses acquired..   (158,073)    (35,718)    (3,634)
  Other assets.........................................     (2,231)     (3,066)      (451)
  Long-term debt and other long-term liabilities.......     52,911       8,173         75
---------------------------------------------------------------------------------------
  Net cost of acquisitions.............................  $(291,922)   $(48,507)  $ (6,941)
=========================================================================================

See Notes to Consolidated Financial Statements

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

REVENUE RECOGNITION

     The Company recognizes revenue when title and risk of loss transfers to its customers, which is generally upon shipment of products to customers. The Company generally enters into agreements with its customers at the beginning of a given vehicle's life to produce products. Once such agreements are entered into by the Company, fulfillment of the customers' purchasing requirements is generally the obligation of the Company for the entire production life of the vehicle (which generally averages five years).

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

     The pro forma unaudited results of operations for the years ended June 30, 1996 and 1995, assuming the purchase of the acquisitions had been consummated as of July 1, 1994, are as follows:

In thousands, except per share data             1996                1995
---------------------------------------      ----------          ------------
Net sales                                     $ 493,845            $ 482,885
Net earnings                                  $  59,768            $  65,377
Net earnings per share                        $    1.89            $    2.08

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

CUSTOM TRIM

     On February 25, 1997, the Company completed the acquisition of the stock of BIT Investments, Inc. ("BIT"), a holding company that owned the Custom Trim group of companies, for $70 million. Additionally, up to $5 million may be paid on September 1, 2002, contingent upon BIT attaining certain operating profit targets for each of the years subsequent to the acquisition date. The acquired operations produce leather-wrapped steering wheels, shift knobs and shift boots, injection molded levers and leather/vinyl cloth sewing of armrests, headrests and seating in Canada and Mexico. The funds used by the Company to acquire BIT were obtained from borrowings under the Company's Revolving Credit Agreements. The purchase price exceeded the fair market value of net assets acquired by $48 million.

The allocation of the purchase price is subject to change pending completion of the Company's integration plans. The resulting goodwill is being amortized on a straight-line basis over 40 years.

     The pro forma unaudited results of operations for the years ended June 30, 1997 and 1996, assuming the purchase of the acquisitions had been consummated as of July 1, 1995, are as follows:

In thousands, except per share data            1997             1996
-----------------------------------------   ----------      -----------
Net sales                                    $ 901,058      $ 1,056,588
Net earnings                                 $  20,965      $    45,897
Net earnings per share                       $     .66      $      1.45


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

In thousands
----------------------------------------------         -------------
Current Assets                                         $    42,221
Property, plant and equipment, net                          62,739
Other noncurrent assets                                        977
----------------------------------------------         -------------
   Total assets                                            105,937
----------------------------------------------         -------------
Current liabilities                                         31,661
Other liabilities                                           21,656
----------------------------------------------         -------------
   Total liabilities                                        53,317
----------------------------------------------         -------------
Net assets held for sale                               $    52,620
==============================================         =============

5.    INCOME TAXES

     The components of earnings before income taxes are as follows:

In thousands                    1997           1996           1995
----------------------------  --------       --------       ---------
Domestic                       $23,699        $98,285        $107,521
Foreign                          5,948             53           2,612
----------------------------  --------       --------       ---------

============================
                               $29,647        $98,338        $110,133
                              ========       ========       =========

     The components of income tax expense are as follows:

In thousands                    1997            1996          1995
-------------------------     ----------     ---------     ---------
Current
   Federal                     $ 6,442         $30,818       $37,214
   Foreign                       6,434           2,001           750
   State                           767             816         1,386
-------------------------     ----------     ---------     ---------
   Total current                13,643          33,635        39,350
Deferred
   Federal                       1,501           1,665        (1,550)
   Foreign                        (344)             --            --
-------------------------     ----------     ---------     ---------
   Total deferred                1,157           1,665        (1,550)
-------------------------     ----------     ---------     ---------
Income taxes                   $14,800         $35,300       $37,800
=========================     ==========     =========     =========


     A provision for income taxes has not been made for the undistributed earnings of foreign subsidiaries of approximately $10 million at June 30, 1997, which have been or are intended to be permanently reinvested in expanded foreign business operations.

     The provision for income taxes differs from the expected federal tax provision as follows:

In thousands                                   1997           1996       1995
-------------------------                   ----------     ---------  ---------
Tax at U.S. statutory rate                  $  10,260       $34,418    $38,547
State taxes, net of Federal tax benefit           498           530        900
Change in valuation allowance                   1,816         2,161     (2,115)
Amortization of goodwill,
   without tax benefit                          1,300            --         --
Foreign rate differential                         677            --         --
Reduction of taxes provided
   in prior years                                  --        (1,154)        --
Other                                             249          (655)       468
-------------------------                   ----------     ---------  ---------
                                            $  14,800       $35,300    $37,800
                                            ==========     =========  =========

     The temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of June 30, 1997 and 1996, respectively, are presented below.

In thousands                                          1997         1996
-------------------------                         ----------     ---------
Deferred tax assets
   Accrued expenses                                $ 5,132        $ 1,842
   Net operating losses                              3,977             --
   Other                                               923            961
   Valuation allowance                              (3,977)            --
-------------------------                         ----------     ---------
                                                     6,055          2,803
                                                  ----------     ---------
Deferred tax liabilities
   Depreciation and amortization                    (7,845)          (892)
   Acquisition related asset basis differences          --         (2,544)
-------------------------                         ----------     ---------
                                                    (7,845)        (3,436)
                                                  ----------     ---------
                                                   $(1,790)       $  (633)
                                                  ==========     =========


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

7.   OTHER FINANCIAL DATA

     The components of inventories consist of the following:

In thousands                               1997      1996
-------------------------------------  ---------- ---------
Finished goods                            $24,832   $19,439
Work in process                            23,385    14,417
Raw materials                              27,130    19,034
-------------------------------------  ---------- ---------
                                          $75,347   $52,890
                                       ========== =========

     Other income (expense), net consists of the following:

In thousands                                1997      1996     1995
---------------------------------------  ---------  -------- --------
Foreign exchange gain (loss), net           $2,161    $2,385   $ (352)
Gain (loss) on disposition of property,
   plant and equipment                        (634)    1,517    1,349
Royalty income                                  93     3,976    3,483
Government grant                             1,000        --       --
Other, net                                     904       784      418
---------------------------------------  ---------  -------- --------
                                            $3,524    $8,662   $4,898
                                         =========  ======== ========

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

     Following is a summary of the option and warrant transactions for the years 1997 and 1996:

                                                      SHARES            PRICE
----------------------------------------------   ---------------  ------------------
Balance at June 30, 1995                             $  622,028   $  3.14  - $ 32 1/4
   Granted                                              708,473    16 3/4  -   20 3/8
   Exercised                                            (67,561)     3.14  -   24
   Canceled                                            (113,704)       12  -   28 3/8
----------------------------------------------   ---------------  ------------------
Balance at June 30, 1996                              1,149,236        12  -   32 1/4
   Granted                                              117,367    21 3/8  -   28 1/4
   Exercised                                            (38,695)   19 3/4  -   28
   Canceled                                            (127,547)   16 3/4  -   28 5/8
----------------------------------------------   ---------------  ------------------
Balance at June 30, 1997                              1,100,361        12  -   32 1/4
----------------------------------------------   ---------------  ------------------
Exercisable at June 30, 1997                            318,996        12  -   32 1/4
----------------------------------------------   ---------------  ------------------
Shares reserved for future issuance                   2,175,262
==============================================   ===============  ==================


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

In thousands                                                     1997        1996        1995
------------------------------------------------------      ------------ ----------- ----------
Net Sales to unaffiliated customers:
   North America                                                $379,270    $324,565   $345,640
   Europe                                                        415,610     107,124     55,332
------------------------------------------------------      ------------ ----------- ----------
Total net sales                                                 $794,880    $431,689   $400,972
------------------------------------------------------      ------------ ----------- ----------
Transfers between geographic areas
   (eliminated in consolidation):
   North America                                                $ 42,809    $ 51,057   $ 27,018
   Europe                                                         35,043      21,832     22,689
------------------------------------------------------      ------------ ----------- ----------
Total transfers                                                 $ 77,852    $ 72,889   $ 49,707
------------------------------------------------------      ------------ ----------- ----------
Earnings before income taxes
Operating income:
   North America                                                $ 46,597    $ 90,372   $100,800
   Europe                                                          3,986       2,442      4,017
Other income (expense), net                                      (20,936)      7,525      5,602
------------------------------------------------------      ------------ ----------- ----------
Earnings before income taxes                                    $ 29,647    $ 98,338   $110,133
------------------------------------------------------      ------------ ----------- ----------
Identifiable assets:
   North America                                                $447,076    $196,776   $185,574
   Europe                                                        410,577     219,340     38,410
   Corporate assets                                               19,500      87,686     54,714
------------------------------------------------------      ------------ ----------- ----------
Total assets                                                    $877,153    $503,802   $278,698
======================================================      ============ =========== ==========

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

11.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following tables set forth selected quarterly financial information.

                                           First            Second            Third          Fourth           Total
In thousands, except per share data       Quarter           Quarter          Quarter         Quarter           Year
------------------------------------    ----------       -----------      -----------     -----------       --------
1997
Net sales............................  $      158,671     $   182,567  $      209,409  $      244,233    $   794,880
Gross profit.........................          41,648          36,690          37,955          47,304        163,597
Operating income.....................          18,210           9,330           7,128          15,915         50,583
Net earnings.........................           7,846           3,150           1,501           2,350         14,847
Earnings per share...................             .25             .10             .05             .07            .47
Cash dividends per share.............             .07             .07             .07             .07            .28
Market price range...................   18 1/2-27 1/8   22 5/8-28 1/2   19 1/4-27 1/4       17 3/8-23  17 3/8-28 1/2

1996
Net sales............................  $       92,601     $   105,655  $      103,927  $      129,506    $   431,689
Gross profit.........................          34,864          42,844          35,841          41,096        154,645
Operating income.....................          19,446          26,854          19,671          24,842         90,813
Net earnings.........................          12,601          17,842          14,892          17,703         63,038
Earnings per share...................             .40             .57             .47             .56           2.00
Cash dividends per share.............             .05             .05             .07             .07            .24
Market price range...................   19 1/2-24 1/4       17-20 1/4   16 3/8-19 5/8   18 3/4-24 1/4  16 3/8-24 1/4

1995
Net sales............................  $       87,359     $    99,001  $      109,876  $      104,736    $   400,972
Gross profit.........................          28,999          39,016          44,846          43,560        156,421
Operating income.....................          17,538          26,488          31,759          28,746        104,531
Net earnings.........................          11,231          18,191          21,984          20,927         72,333
Earnings per share...................             .36             .58             .70             .66           2.30
Cash dividends per share.............             .05             .05             .05             .05            .20
Market price range...................   25 1/4-33 3/4   25 1/2-36 3/8       20 1/4-29   18 3/8-24 1/4  18 3/8-36 3/8

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

/s/Ernst & Young LLP



July 31, 1997, except for Note 12,
as to which the date is August 27, 1997
Tampa, Florida

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

3. Exhibits. The Registrant hereby files the following exhibits within this Form 10-K/A:

     23.1  Consent of Ernst & Young LLP, Independent Auditors

     23.2  Consent of KPMG Peat Marwick LLP, Independent Auditors

     23.3  Consent of KPMG Peat Marwick LLP, Milan, Independent Auditors

     99.1  Report of KPMG Peat Marwick LLP, Independent Auditors

     99.2  Report of KPMG Peat Marwick LLP, Milan, Independent Auditors

                                  SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     BREED TECHNOLOGIES, INC.



Date: September 28, 1998             By: /s/ Frank J. Gnisci
                                         __________________________
                                         Frank J. Gnisci
                                         Executive Vice President and
                                         Chief Executive Officer