Form 10-Q/A
period 1997-12-31
BREED TECHNOLOGIES INC
filed 1998-09-28
CIK 891531

________________________________________________________________________________

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                             ____________________

                                  FORM 10-Q/A

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

                             ____________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO __.
                                               -

     As of February 12, 1998, 31,712,608 shares of the registrant's common stock, par value $.01 per share, were outstanding.

                                     INDEX
                                     -----

     The undersigned registrant hereby amends the following item of its Quarterly Report on Form 10-Q for the quarter ended December 31, 1997 as set forth in the pages attached hereto:

                                                                            PAGE
ITEM 1.   FINANCIAL STATEMENTS

          Consolidated Condensed Balance Sheets - December 31, 1997
             (Unaudited) and June 30, 1997..................................  1

          Consolidated Condensed Statements of Operations (Unaudited)
             Three and six months ended December 31, 1997 and 1996..........  3

          Consolidated Condensed Statements of Cash Flows (Unaudited)
              Six months ended December 31, 1997 and 1996...................  4

          Consolidated Statement of Stockholders' Equity (Unaudited)........  5

          Notes to Consolidated Condensed Financial Statements (Unaudited)..  6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS............................... 16

ITEM 1.   FINANCIAL STATEMENTS


BREED TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
In Millions, except per share data

                                               DECEMBER 31,    JUNE 30,
                                                   1997          1997
                                               ------------   ----------
                                               (UNAUDITED)
ASSETS
Current Assets:

   Cash and cash equivalents                       $   32.3     $ 18.7
   Accounts receivable, principally trade             287.1      208.0
   Inventories:
       Raw materials                                   56.1       24.8
       Work in process                                 30.3       23.4
       Finished goods                                  34.9       27.1
                                                   --------     ------
          Total Inventories                           121.3       75.3
                                                   --------     ------
  Prepaid expenses and other current assets            61.9       13.5
                                                   --------     ------

          Total Current Assets                        502.6      315.5

Property, plant and equipment, net                    336.6      276.5
Intangibles, net                                      740.7      221.0
Net assets held for sale                               22.2       52.6
Other assets                                           48.3       11.6
                                                   --------     ------
          Total Assets                             $1,650.4     $877.2
                                                   ========     ======

See Notes to Consolidated Condensed Financial Statements.

BREED TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
In Millions, except per share data


                                                                    DECEMBER 31,   JUNE 30,
                                                                        1997         1997
                                                                    ------------   --------
                                                                     (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:

   Notes payable and current portion of long-term debt (Note 3)         $  819.0     $191.7
   Accounts payable                                                        262.4      121.5
   Accrued expenses                                                        240.9       49.5
                                                                        --------     ------
       Total Current Liabilities                                          1322.3      362.7
                                                                        --------     ------

Long-term debt                                                              31.9      231.7
Other long-term liabilities                                                 29.8       16.3
                                                                        --------     ------
       Total Liabilities                                                  1384.0      610.7
                                                                        --------     ------

  Company obligated mandatorily redeemable convertible preferred           250.0        ---
   securities (Note 5)

Stockholders' Equity:
  Common stock, par value $0.01, authorized 50,000,000 shares,               0.3        0.3
    issued and outstanding 31,712,608 and 31,679,442 shares at
    December 31, 1997 and June 30, 1997, respectively
Series A Preference Stock par value $0.001, authorized 5,000,000           115.0        ---
    shares, issued and outstanding 4,883,227 shares at
    December 31, 1997 (Note 4)
  Additional paid-in capital                                                78.0       77.5
  Warrants (Note 3)                                                          1.9        ---
  Retained earnings                                                       (154.3)     208.0
  Foreign currency translation adjustments                                 (24.2)     (18.8)
  Unearned compensation                                                     (0.3)      (0.5)
                                                                        --------     ------
       Total Stockholders' Equity                                           16.4      266.5
                                                                        --------     ------
          Total Liabilities and Stockholders' Equity                    $ 1650.4     $877.2
                                                                        ========     ======

See Notes to Consolidated Condensed Financial Statements.

BREED TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
In millions, except earnings per share


                                                              THREE MONTHS END           SIX MONTHS ENDED
                                                                 DECEMBER 31,              DECEMBER 31,
                                                             ------------------        ---------------------
                                                              1997        1996            1997         1996
                                                             -------     ------        ----------   --------
Net sales                                                    $ 340.7     $182.6           $ 535.9       $341.2
Cost of sales (Note 6)                                         312.5      145.9             479.4        262.4
                                                             -------     ------           -------       ------
Gross profit                                                    28.2       36.7              56.5         78.8
                                                             -------     ------           -------       ------
Operating expenses:
   Selling, general and administrative expenses                 21.3       16.7              37.5         32.2
   Research, development and engineering expenses               18.6        9.9              27.5         17.8
   Repositioning and impairment charges (Note 6)               259.5        ---             259.5          ---
   In-process research and development expenses (Note 6)        77.5        ---              77.5          ---
   Amortization of intangibles                                   3.9        0.8               5.9          2.1
                                                             -------     ------           -------       ------
       Total operating expenses                                380.8       27.4             407.9         52.1
                                                             -------     ------           -------       ------
          Operating income (loss)                             (352.6)       9.3            (351.4)        26.7
Interest expense                                                27.1        6.7              35.4         11.1
Other income (expense), net                                      0.4        2.3              (0.1)         2.5
                                                             -------     ------           -------       ------
       Earnings (loss) before income taxes,
        distributions on Company obligated
        mandatorily redeemable convertible preferred
        securities and extraordinary item                     (379.3)       4.9            (386.9)        18.1
Income taxes (benefit) (Note 7)                                (46.5)       1.8             (49.9)         7.1
Distributions on Company obligated mandatorily
   redeemable convertible preferred securities (Note 5)          1.4        ---               1.4          ---
                                                             -------     ------           -------       ------
          Earnings (loss) before extraordinary loss           (334.2)       3.1            (338.4)        11.0
Extraordinary loss, net of tax benefit of $0.4 million          (0.7)       ---              (0.7)         ---
                                                             -------     ------           -------       ------
          Net earnings (loss)                                $(334.9)    $  3.1           $(339.1)      $ 11.0
                                                             =======     ======           =======       ======
Basic earning (loss) per common share (Note 8):
   Earnings (loss) before extraordinary loss                 $(10.54)    $ 0.10           $(10.68)      $ 0.35
   Extraordinary loss                                          (0.02)       ---             (0.02)         ---
                                                             -------     ------           -------       ------
          Net earnings (loss)                                $(10.56)    $ 0.10           $(10.70)      $ 0.35
                                                             =======     ======           =======       ======
Diluted earnings (loss) per common share:
   Earnings (loss) before extraordinary loss                 $(10.54)    $ 0.10           $(10.68)      $ 0.34
                                                             -------     ------           -------       ------
   Extraordinary loss                                          (0.02)       ---             (0.02)         ---
                                                             -------     ------           -------       ------
         Net earnings (loss) - assuming dilution             $(10.56)    $ 0.10           $(10.70)      $ 0.34
                                                             =======     ======           =======       ======

See Notes to Consolidated Condensed Financial Statements.

BREED TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
In millions

                                                                            SIX MONTHS ENDED DECEMBER 31,
                                                                                 1997              1996
                                                                           --------------       ---------
Cash Flows from Operating Activities:
   Net earnings (loss)                                                            $(339.1)        $  11.0
Adjustments to reconcile net earnings to net cash provided by (used in)
   operating activities:
  Depreciation and amortization                                                      26.6            21.5
Non-cash items included in repositioning, impairment  and other
 special charges                                                                    211.4             ---
Accrual for repositioning, impairment and other special charges                      76.5             ---
Changes in working capital items and other                                            3.6            39.9
                                                                           --------------       ---------
     Net cash provided by (used in) operating activities                            (21.0)           72.4
                                                                           --------------       ---------
Cash Flows from Investing Activities:
  Cost of acquisitions, net of cash acquired (Note 2)                              (710.0)         (211.0)
  Capital expenditures                                                              (23.4)          (41.7)
  Proceeds from sale of assets                                                        2.6             ---
                                                                           --------------       ---------
     Net cash used in investing activities                                         (730.8)         (252.7)
                                                                           --------------       ---------
Cash Flows from Financing Activities:
  Proceeds from (repayment of) debt, net                                            427.5           119.0
  Proceeds from Series A Preference Stock issuance                                  115.0             ---
  Proceeds from Series B Preference Stock issuance                                  200.0             ---
  Fees associated with Series B Preference Stock issuance                           (10.0)            ---
  Redemption of Series B Preference Stock issuance                                 (200.0)            ---
  Proceeds from Company obligated mandatorily redeemable
       convertible preferred securities, less related fees                          239.0             ---
  Cash dividend paid                                                                 (2.2)           (4.4)
 Proceeds from common stock issued                                                    0.7             0.6
                                                                           --------------       ---------
     Net cash provided by financing activities                                      770.0           115.2
                                                                           --------------       ---------

Effect of exchange rate changes on cash                                              (4.6)           (0.5)
                                                                           --------------       ---------

Net increase (decrease) in cash and cash equivalents                                 13.6           (65.6)
Cash and cash equivalents at beginning of period                                     18.7            95.8
                                                                           --------------       ---------
Cash and cash equivalents at end of period                                        $  32.3         $  30.2
                                                                           ==============       =========
Cost of Acquisitions:
Working capital, net of cash acquired                                             $  39.5         $ (44.2)
Property, plant and equipment                                                      (140.3)         (151.2)
Cost in excess of net assets acquired                                              (683.3)          (72.9)
Intangibles-write-off of in-process research and development costs                   77.5             ---
Investments and other assets                                                        (11.8)          (19.0)
Long-term debt                                                                        ---            33.9
Other long-term liabilities                                                           8.4            42.4
                                                                           --------------       ---------
Net cost of acquisitions                                                          $(710.0)        $(211.0)
                                                                           ==============       =========

See Notes to Consolidated Condensed Financial Statements.

BREED TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY (UNAUDITED)
In Millions, except per share data

                                COMMON STOCK                       SERIES A             SERIES B          ADDITIONAL
                           ----------------------------
                                                                 PREFERENCE            PREFERENCE           PAID-IN
                               SHARES            AMOUNT             STOCK                STOCK              CAPITAL
                           ---------------------------------------------------------------------------------------------
Balance at June 30, 1997     31,679,442          $  0.3                    --                --            $     77.5

 Net loss

 Translation adjustments

 Issue Series A Preference
 Stock, (Note 4)                                                        115.0

 Issue Series B Preference
 Stock, (including fees),
 (Note 5)                                                                                 200.0

 Redemption of Series B
 Preference Stock, (Note 5)                                                              (200.0)

 Fees associated with
 Company obligated
 mandatorily redeemable
 convertible preferred
 securities

 Warrants issued with
 Credit Facility, (Note 3)

 Shares issued under Stock
 Option Plans                    39,692                                                                           0.7

 Shares terminated under
 Stock Incentive Plan, net
 of granted Shares               (6,526)                                                                         (0.2)

 Cash dividends

Balance at December 31, 1997 31,712,608          $  0.3          $      115.0                --            $     78.0
                             ==========================================================================================
                                                                                  FOREIGN
                                                                                  CURRENCY         UNEARNED
                                                           RETAINED              TRANSLATION      COMPENSATIO
                                        WARRANTS           EARNINGS              ADJUSTMENTS           N             TOTAL
                                        ---------------------------------------------------------------------------------------
Balance at June 30, 1997                     --            $  208.0              $    (18.8)      $    (0.5)         $   266.5

 Net loss                                                    (339.1)                                                    (339.1)

 Translation adjustments                                                               (5.4)                              (5.4)

 Issue Series A Preference
 Stock, (Note 4)                                                                                                         115.0

 Issue Series B Preference
 Stock, (including fees),
 (Note 5)                                                     (10.0)                                                     190.0

 Redemption of Series B
 Preference Stock, (Note 5)                                                                                             (200.0)

 Fees associated with
 Company obligated
 mandatorily redeemable
 convertible preferred
 securities                                                   (11.0)                                                     (11.0)

 Warrants issued with
 Credit Facility, (Note 3)                  1.9                                                                            1.9

 Shares issued under Stock
 Option Plans                                                                                           0.2                0.9

 Shares terminated under
 Stock Incentive Plan, net
 of granted Shares                                                                                                        (0.2)

 Cash dividends                                                (2.2)                                                      (2.2)

Balance at December 31, 1997            $   1.9            $ (154.3)             $    (24.2)      $    (0.3)         $    16.4
                                        =======================================================================================

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated condensed financial statements of Breed Technologies, Inc. (the "Company" or "Breed") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ending June 30, 1998. The consolidated financial statements include the accounts of the Company and all majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1997.

     Revenue Recognition - The Company recognizes revenue when title and risk of loss transfers to its customers, which is generally upon shipment of products to customers. The Company generally enters into agreements with its customers at the beginning of a given vehicle's life to produce products. Once such agreements are entered into by the Company, fulfillment of the customers' purchasing requirements is generally the obligation of the Company for the entire production life of the vehicle (which averages five years). In certain instances, the Company may be committed under existing agreements to supply products to its customers at selling prices that are not sufficient to cover the direct cost to produce such products. In such situations, the Company records a liability for the estimated future amount of such losses. Such losses are recognized at the time that the loss is probable and reasonably estimable. Losses are estimated based upon information available at the time of the estimate, including future production volume estimates, length of the program and selling price and production cost information.

     Cash and Cash Equivalents - Cash and cash equivalents include short-term interest bearing securities with maturities of three months or less when purchased.

     Grant - The Company earned and recorded as income in 1997 a grant from the Italian Ministry of Labor and Social Security of $1.0 million for locating a plant in southern Italy in 1994.

NOTE 2 - ACQUISITIONS

     On October 30, 1997 the Company completed the acquisition of certain assets and the assumption of certain liabilities of the "Safety Restraints Systems" business unit of AlliedSignal, Inc. and 100% of the outstanding shares of capital stock of ICSRD Rueckhaltesysteme Fahrzeugsicherheit GmbH, a German company, BSRD Limited, an English company, AlliedSignal India, Inc., a Delaware company, Sistemas AlliedSignal de Seguridad, S.A. de C.V., a Mexican company, and AlliedSignal Cinturones de Seguridad, S.A. de C.V., a Mexican company (collectively, "SRS"). The acquisition was made pursuant to the Asset Purchase Agreement ("Agreement") dated August 27, 1997 among AlliedSignal, Inc. (and certain subsidiaries identified in the Agreement) and the Company (and certain subsidiaries identified in the Agreement).

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

     With the acquisition of SRS, the Company conducted an evaluation and review of the assets required. The allocation of the purchase price is preliminary and subject to change. As a result of such review, the Company recorded a charge related to the write-off of in-process research and development for acquired technology that has not been established as technologically feasible. In addition, the purchase price is subject to post-closing adjustments based on the net book value of the acquired business, retained cash balances, if any, and any amounts paid with respect to certain intercompany obligations. The initial purchase price shall be increased or decreased by the amount by which the net book value of SRS as of the closing date is greater than or less than, respectively, $175.3 million. The Company has submitted to AlliedSignal, Inc. a post closing purchase price adjustment in accordance with the terms of the agreement. The final adjustment will be determined in accordance with the terms of the Agreement.

     The pro forma unaudited results of operations for the six months ended December 31, 1997 and 1996, assuming the acquisition of SRS had been consummated as of July 1, 1996, are as follows:

                                           SIX MONTHS ENDED DECEMBER 31,
In millions, except per share data             1997             1996
----------------------------------         -------------     ----------
Net sales                                        $ 813.5          $852.3
Net loss                                         $(404.9)         $(13.5)
Net loss per share - basic and diluted           $(12.78)         $(0.43)

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

NOTE 4 - SIEMENS INVESTMENT AND JOINT VENTURE AGREEMENT

Joint Venture Agreement

     On December 24, 1997, the Company and Siemens Aktiengesellschaft (A.G.), Automotive Systems Group ("Siemens") signed an agreement forming a joint venture for the worldwide research, development, engineering, assembly and marketing of motor vehicle occupant safety restraint systems. The joint venture will be owned effectively 50% by both the Company and Siemens. Siemens will contribute to the joint venture its shares in the existing Passive Restraint Systems ("PARS") GmbH. PARS operates crash test facilities and develops occupant safety systems. It will serve as a center for the design, engineering, simulation, testing and sales of integrated occupant safety systems in Europe. The Company will form a company with its headquarters and facilities located in Michigan and will contribute various assets which are comparable to those existing at PARS. This new entity will act in the same capacity as PARS in North America. The Company will then contribute its ownership interest in the new company to the joint venture.

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

     Each Series A Preference Share represents one one-thousandth (1/1000th) of a share of 1997 Series A Convertible Non-Voting Preferred Stock of the Company and, subject to adjustment, each Series A Preference Share is convertible into one share of common stock. Except for voting rights required by law, and except for the right to elect as a class one director of the Company during the period that begins on the date when any Series A Preference Shares are converted into Common Stock and ends on the date of the termination of the stockholders agreement, the holders of shares of Series A Preference Shares do not have voting rights. All other rights of the holders of Series A Preference Shares are equal to the right of the holders of common stock and are shared ratably on an as-converted basis.

     On January 20, 1998, Siemens converted 4,883,226 of its Series A Preference Shares into 4,883,226 shares of common stock.

     The Make-Whole Agreement. In connection with the Siemens Investment, the Company entered into a Make-Whole Agreement (the "Make-Whole Agreement") with Siemens. Under the Make-Whole Agreement, within 30 days after a "Triggering Event," Siemens will have the right to require the Company, at the Company's election to either (i) repurchase the Series A Preference Shares purchased pursuant to the Stock Purchase Agreement (and any shares issuable with respect to such shares) for a purchase price equal to $115 million plus $15,753 per day for each day between December 15, 1997 and the exercise of the right (the "Make-Whole Price"), or (ii) if the net proceeds from the bona fide sale of such shares by Siemens to a third party financial institution does not equal the Make-Whole Price, to issue to Siemens such number of shares (subject to certain limits) the net proceeds from the sale of which would equal the amount of the deficit. Under the Make-Whole Agreement, a "Triggering Event" includes (a) the parties shall have been unable, after diligent and good faith efforts, to obtain the governmental approvals required with respect to the formation of the Siemens Joint Venture; or (b) the formation of the Siemens Joint Venture shall not have been completed by June 30, 1998. The Make-Whole Agreement terminates if (1) prior to Siemens' delivery of a notice that it has entered into an agreement to sell its shares to a third party financial institution as described above, Siemens sells or otherwise transfers any of the securities subject to the Make-Whole Agreement to any person other than a direct or indirect subsidiary of Siemens or (2) Siemens has not delivered such a notice by the later to occur of
(x) July 31, 1998, or (y) 45 days after a Triggering Event.

     Registration Rights Agreement. In connection with the Siemens Investment, the Company entered into a Registration Rights Agreement (the "Registration Rights Agreement") with Siemens. Pursuant to the Registration Rights Agreement with Siemens, Siemens shall have the right, after June 1, 1998 and before the tenth anniversary of the date of the Registration Rights Agreement with Siemens, to require the Company to file up to three registration statements under the Securities Act to register any shares of common stock owned by Siemens for sale to the public, subject to certain limitations. The Company is required to pay all expenses (other than discounts and commissions) in connection with such demand registrations. In addition, if the Company elects to register securities under the Securities Act of 1933 for its account or for the account of other stockholders, Siemens shall have the right to register its shares under any such registration statement, subject to certain limitations.

NOTE 5 - CONVERTIBLE TRUST PREFERRED SECURITIES

     In connection with the SRS acquisition, on October 30, 1997, the Company issued and sold to Prudential Securities Credit Corp. ("PSCC") $200 million of Series B Convertible Preference Stock of the Company (the "Series B Preference Securities"). On November 25, 1997, the Company issued and sold $250.0 million of 6.50% Convertible Subordinated Debentures due 2027 (the "Convertible Debentures") of the Company to BTI Capital Trust (the "Trust") which, concurrently therewith, issued and sold $257.7 million aggregate liquidation amount of its 6.50% Company Obligated Mandatorily Redeemable Convertible Trust Preferred Securities (the "Preferred Securities") (which are fully and unconditionally guaranteed by the Company) in a private transaction under Rule 144A under the Securities Act of 1933. The Company used the net proceeds from the issuance and sale of the Convertible Debentures to the Trust to redeem all of the outstanding Series B Preference Securities in accordance with the terms thereof and for general corporate purposes.

     The Preferred Securities represent preferred undivided beneficial interests in the assets of the Trust, which consist solely of the Convertible Debentures. The Company owns all the common securities (the "Common Securities" and, together with the Preferred Securities, the "Trust Securities") representing individual undivided beneficial interests in the assets of the Trust, and, consequently, the Trust is a wholly owned subsidiary of the Company.

     Holders of the Preferred Securities are entitled to receive cumulative cash distributions at an annual rate of 6.5% of the liquidation amount of $50 per Preferred Security, accruing from, and including, November 25, 1997 and payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, commencing February 15, 1998 (the "Distributions"). Each Preferred Security is convertible, at the option of the holder into shares of Common Stock, at the rate of 2.1973 shares of Common Stock for each Preferred Security, subject to adjustment in certain circumstances.

     Each Convertible Debenture bears interest at the rate of 6.50% per annum from November 25, 1997, payable quarterly in arrears on February 15, May 15, August 15 and November 15, commencing February 15, 1998. The Convertible Debentures are redeemable by the Company, in whole or in part, from time to time, on or after November 25, 2000, or at any time, in whole or in part, in certain circumstances upon the occurrence of certain specified tax events. If the Company redeems any Convertible Debentures, the proceeds from such redemption will be applied to redeem a like amount of Trust Securities. The Preferred Securities will be redeemed upon maturity of the Convertible Debentures on November 15, 2027. Upon the repayment of the Convertible Debentures, the proceeds from such repayment will be applied to redeem a like amount of Trust Securities.

     The payment of Distributions out of moneys held by the Trust and payments on liquidation of the Trust or the redemption of Preferred Securities are fully and unconditionally guaranteed by the Company (the "Preferred Securities Guarantee"). The Preferred Securities Guarantee covers payments of Distributions and other payments on the Preferred Securities only if and to the extent that the Company has made a payment of principal or other payments on the Convertible Debentures held by the Trust as its sole assets.

     The Company has the right to defer payments of interest on the Convertible Debentures by extending the interest payment period on the Convertible Debentures at any time (so long as no event of default has occurred and is continuing under the indenture applicable to the Convertible Debentures) for up to 20 consecutive quarters (each, an "Extension Period"); provided that no such Extension Period may extend beyond the maturity date of the Convertible Debentures. If interest payments are so deferred, Distributions on the Preferred Securities will also be deferred. During any Extension Period, Distributions on the Preferred Securities will continue to accrue with interest thereon (to the extent permitted by applicable law) at an annual rate of 6.50% per annum, compounded quarterly.

NOTE 6 - REPOSITIONING, IMPAIRMENT AND OTHER SPECIAL CHARGES

     General. The rapid growth experienced by the Company and the demand of integrating acquired businesses has out paced the development of the Company's corporate infrastructure and systems. In addition, the Company believes that its cost structures and working capital requirements have increased to unacceptable levels. Consequently, during the first quarter of the fiscal year, management initiated a review of its global operations, cost structure and balance sheet directed at reducing its operating expenses, manufacturing costs and increasing productivity. This review focused on operational systems, organizational structures, facility utilization, product offerings, inventory valuation and other matters, including, without limitation, the deterioration of business conditions at certain acquired businesses. As a result of this review, during the second quarter ended December 31, 1997, the Company formulated a repositioning plan which is intended to: (i) enhance the Company's competitiveness and productivity, (ii) reduce costs and increase asset control and (iii) improve processes and systems. The Company recorded $365.4 million before taxes ($333.9 after taxes) of repositioning, impairment and other special charges (a portion of which was required due to deteriorating business conditions at an acquired business) during the second quarter ended December 31, 1997. It is anticipated that approximately $73.4 million of these costs will result in cash outlays.

     Repositioning Charge.   The repositioning charge aggregated $177.0 million
and included (i) $30.8 million relating to an approximately 25% reduction of the Company's global work force (or 4,900 employees) by eliminating redundant and overlapping positions resulting from recent acquisitions as well as reducing personnel required at USS and Custom Trim (both as defined herein) due to deteriorating business conditions at such businesses; (ii) $31.4 million relating to the consolidation of the Company's manufacturing, sales and engineering facilities in North America and Europe through the elimination of approximately 50% (or 32) and 33% (or 10) of such facilities, respectively (which includes certain facilities being consolidated due to deteriorating business conditions at USS and Custom Trim); (iii) $10.6 million relating to the write-down of goodwill associated with the disposal of long-lived assets; (iv) $41.3 million relating to the write-down to net realizable value of certain long-lived assets relating to businesses being divested; and (v) $62.9 million relating to the write-down of impaired production and other equipment and the write-off of assets used to manufacture products being replaced by new technologies.

     The Impairment Charge - The impairment charge aggregated $82.5 million and related to the write-down of goodwill and other long-lived assets at USS (in accordance with Statement of Financial Accounting Standard 121--Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed Of ("FAS 121")) due to deteriorating business conditions, reflecting the Company's determination during the quarter ended December 31, 1997 that a material diminution in the value of USS had occurred. When the Company acquired USS in October 1996, it was aware that USS's largest original equipment manufacturer ("OEM") customer (which accounted for approximately 50% of USS's revenues) had awarded a significant portion of its business (which related to one platform) to a competitor of USS, signaling the OEM's intention to source steering wheels and airbag modules from one supplier as a unit, instead of as separate components from two suppliers, provided the supplier had an approved airbag module. However, the Company believed it could recover this business by negotiating to supply the steering wheel component to the competitor because the competitor, although it had an approved airbag module, did not manufacture steering wheels. At the same time, the Company worked to have its airbag module approved by the OEM to position it to compete with respect to other platforms manufactured by that OEM, which would put the Company in the position to source USS steering wheels for those platforms.

     The negotiations between the Company and USS's competitor ceased in April 1997. Thereafter, the Company continued to seek the OEM's approval of its airbag module in an effort to bid for other business from the OEM despite the designation of two of the Company's competitors by the OEM as preferred vendors for airbag modules. The Company obtained the approval of a newly developed inflator (a major component of the Company's airbag module) from the OEM on July 28, 1997, and the Company thus continued to believe that obtaining approval of its airbag module was feasible. During the quarter ended December 31, 1997, the Company determined that its efforts to be named as a preferred vendor of integrated steering wheels would not be successful or would be materially delayed. The Company concluded that, consequently, USS would likely experience a material and continuing decline in the revenue from USS's existing contracts as these contracts were completed and not replaced on a timely basis with new business. In addition, the Company was informed by the OEM during such quarter that sales volume on the existing platform would decrease by approximately 30% from the sales volume projected with respect to such platform at the time the Company acquired USS, and that the Company's revenue attributable to all platforms for such OEM would be impacted by a 2 1/2% price decrease starting January 1, 1998 as well as a yet to be determined price decrease starting January 1, 1999.

     Other Special Charges. With the acquisition of SRS (Note 2), the Company conducted an evaluation and review of the assets acquired. As a result of such review, the Company recorded a $77.5 million charge related to the write-off of in-process research and development for acquired technology that has not been established as technologically feasible. The Company also reviewed its inventories for slow-moving and excess items in light of the SRS acquisition and planned realignment of its manufacturing operations. The Company also reevaluated its customer contracts relating to products lines that will be discontinued. As a result, the Company recorded a $28.4 million charge for inventory and long-term contracts relating to manufacturing processes that will be exited (which is reflected as a charge to cost of sales). The $28.4 million charge included $15.5 million of expected losses under a contract entered into in February 1996 (under which production began in August 1997) with a European OEM to supply side impact airbags, which had not been previously manufactured by the Company. This amount represented estimated losses expected to be incurred over the five-year expected life of the platform to which the contract related. These losses resulted from substantial cost overruns due to significant additional testing requirements, design engineering costs and production problems experienced in connection with that contract.

NOTE 7 - INCOME TAXES

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

     The estimated fiscal 1998 annual effective tax rate has been revised from a 45% benefit estimated in the first quarter of fiscal 1998 to a 12% benefit. This change is primarily the result of: (i) the impact of certain repositioning, impairment and other special charges (see Note 6) taken in jurisdictions where the Company may not be able to recognize the full income tax benefit and (ii) no tax benefit on write-down of goodwill included in the repositioning and impairment charge. Financial Accounting Standards Statement No. 109 states that a valuation allowance is recognized if, it is more likely than not, that some portion or all of the deferred tax asset will not be realized. Because of limitations on the utilization of net operating losses from foreign jurisdictions, a valuation allowance for a portion of the deferred income tax benefit related to the repositioning, impairment and the other special charges has been recorded.

NOTE 8 - EARNING PER SHARE

     The following table sets forth the computation of the numerator and denominator of the basic and diluted per share calculations:

                                               THREE MONTHS ENDED          SIX MONTHS ENDED
                                                  DECEMBER 31,                DECEMBER 31,
                                        ---------------------------   ----------------------------
                                             1997         1996             1997            1996
                                        ------------   ------------   -------------    -----------
                                                    (in millions, except share amounts)
Numerator:
  Net earnings (loss)                   $    (334.9)    $      3.1      $   (339.1)     $     11.0
                                        ------------   ------------   -------------    -----------
  Numerator for basic earnings per
    share-income available to common
    stockholders                             (334.9)           3.1          (339.1)           11.0
                                        ------------   ------------   -------------    -----------
  Effect of dilutive securities:
    Company obligated mandatorily
    redeemable convertible preferred
    securities, net of tax benefit             *             ---             *              ---
                                        ------------   ------------   -------------    -----------
    Numerator for diluted earnings per
      share-income available to
      common stockholders after
      assumed conversions               $    (334.9)    $      3.1      $   (339.1)     $     11.0
                                        ------------   ------------   -------------    -----------

Denominator:
  Denominator for basic earnings per
  share-weighted-average shares          31,705,492     31,640,199      31,693,537      31,633,894
                                        ------------   ------------   -------------    -----------

Effect of dilutive securities:
  Employee stock options                       *           372,006          *              326,871
  Series A Preference Stock                    *             ---            *               ---
  Company obligated mandatorily
    redeemable convertible preferred
    securities                                 *             ---            *               ---
                                        ------------   ------------   -------------    -----------
Dilutive potential common shares             ---           372,006         ---             326,871
                                        ------------   ------------   -------------    -----------
Denominator for diluted earnings per
    share-adjusted weighted- average
    shares and assumed conversions       31,705,492     32,012,205      31,693,537      31,960,765
                                        ============   ============   =============    ===========

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

General - During the past several years, automobile manufacturers ("OEMs") have begun consolidating their supplier base and increasing their use of full-service suppliers that are able to provide a broad range of products and services. In response to this trend, the Company has pursued strategic acquisitions and joint ventures and internal product development programs that have enabled the Company to evolve from predominantly the producer of a single product -- electromechanical sensors ("EMS sensors") -- to a leading manufacturer of all of the components required for complete, integrated occupant protection systems. Recent strategic acquisitions have included, among others, the acquisition in October 1997 of SRS, which is a leading supplier of seatbelts and airbag systems to OEMs worldwide, the acquisition in October 1996 of the steering wheel operations ("USS") of United Technologies, and the acquisition in February 1997 of the Custom Trim group of companies ("Custom Trim"), which leather wraps steering wheels and produces other automotive leather wrapped products. As a result of these acquisitions, the Company expanded its capabilities to include the manufacture of steering wheels and accessories, seatbelt systems and complementary airbag technology.

The rapid growth experienced by the Company and the demand of integrating acquired businesses has out paced the development of the Company's corporate infrastructure and systems. In addition, the Company believes that its cost structures and working capital requirements have increased to unacceptable levels. Consequently, during the first quarter of the fiscal year, management initiated a review of its global operations, cost structure and balance sheet directed at reducing its operating expenses, manufacturing costs and increasing productivity. This review focused on operational systems, organizational structures, facility utilization, product offerings, inventory valuation and other matters, including, without limitation, the deterioration of business conditions at certain acquired businesses. As a result of this review, during the second quarter ended December 31, 1997, the Company formulated a repositioning plan which is intended to: (i) enhance the Company's competitiveness and productivity, (ii) reduce costs and increase asset control and (iii) improve processes and systems. The Company recorded $365.4 million before taxes ($333.9 after taxes) of repositioning, impairment and other special charges (a portion of which was required due to deteriorating business conditions at an acquired business) during the second quarter ended December 31, 1997. It is anticipated that approximately $73.4 million of these costs will result in cash outlays.

The repositioning plan is expected to be substantially completed within 18 months, and the Company believes the provisions recorded are adequate to cover the costs associated with the plan. The Company expects the repositioning program to generate approximately $855 million of total cost savings, which will be phased in through fiscal 2002. Of the $855 million in cost savings, $780 million will be cash savings primarily related to salary and benefit expense that will not be incurred in future years due to the anticipated reduction in the Company's global workforce and the consolidation of manufacturing, sales and engineering facilities. The Company believes that the benefit of the cost savings during fiscal 1999 attributable to the repositioning program will be offset in part due to deteriorating business conditions at USS and Custom Trim.

Repositioning Charge - The repositioning charge aggregated $177.0 million and included (i) $30.8 million relating to an approximately 25% reduction of the Company's global work force (or 4,900 employees) by eliminating redundant and overlapping positions resulting from recent acquisitions as well as reducing personnel required at USS and Custom Trim due to deteriorating business conditions at such businesses; (ii) $31.4 million relating to the consolidation of the Company's manufacturing, sales and engineering facilities in North America and Europe through the elimination of approximately 50% (or 32) and 33% (or 10) of such facilities, respectively (which includes certain facilities being consolidated due to deteriorating business conditions at USS and Custom
Trim); (iii) $10.6 million relating to the write-down of goodwill associated with the disposal of long-lived assets; (iv) $41.3 million relating to the write-down to net realizable value of certain long-lived assets relating to businesses being divested; and (v) $62.9 million relating to the write-down of impaired production and other equipment and the write-off of assets used to manufacture products being replaced by new technologies.

The Impairment Charge - The impairment charge aggregated $82.5 million and related to the write-down of goodwill and other long-lived assets at USS (in accordance with FAS 121) due to deteriorating business conditions, reflecting the Company's determination during the quarter ended December 31, 1997 that a material diminution in the value of USS had occurred. When the Company acquired USS in October 1996, it was aware that USS's largest original equipment manufacturer ("OEM") customer (which accounted for approximately 50% of USS's revenues) had awarded a significant portion of its business (which related to one platform) to a competitor of USS, signaling the OEM's intention to source steering wheels and airbag modules from one supplier as a unit, instead of as separate components from two suppliers, provided the supplier had an approved airbag module. However, the Company believed it could recover this business by negotiating to supply the steering wheel component to the competitor because the competitor, although it had an approved airbag module, did not manufacture steering wheels. At the same time, the Company worked to have its airbag module approved by the OEM to position it to compete with respect to other platforms manufactured by that OEM, which would put the Company in the position to source USS steering wheels for those platforms.

The negotiations between the Company and USS's competitor ceased in April 1997. Thereafter, the Company continued to seek the OEM's approval of its airbag module in an effort to bid for other business from the OEM despite the designation of two of the Company's competitors by the OEM as preferred vendors for airbag modules. The Company obtained the approval of a newly developed inflator (a major component of the Company's airbag module) from the OEM on July 28, 1997, and the Company thus continued to believe that obtaining approval of its airbag module was feasible. During the quarter ended December 31, 1997, the Company determined that its efforts to be named as a preferred vendor of integrated steering wheels would not be successful or would be materially delayed. The Company concluded that, consequently, USS would likely experience a material and continuing decline in the revenue from USS's existing contracts as these contracts were completed and not replaced on a timely basis with new business. In addition, the Company was informed by the OEM during such quarter that sales volume on the existing platform would decrease by approximately 30% from the sales volume projected with respect to such platform at the time the Company acquired USS, and that the Company's revenue attributable to all platforms for such OEM would be impacted by a 2 1/2% price decrease starting January 1, 1998 as well as a yet to be determined price decrease starting January 1, 1999.

Implementation of Repositioning Plan - During the quarter ended December 31, 1997, the Company started to implement its repositioning plan. Net headcount was reduced by 725 people during the quarter ended December 31, 1997, primarily in North America. The Company also closed three manufacturing facilities and announced the closure of an additional facility and the relocation of a major portion of a Canadian facility to Mexico.

Other Special Charges - With the acquisition of SRS, the Company conducted an evaluation and review of the assets acquired. As a result of such review, the Company recorded a $77.5 million charge related to the write-off of in-process research and development for acquired technology that has not been established as technologically feasible. The Company also reviewed its inventories for slow-moving and excess items in light of the SRS acquisition and planned realignment of its manufacturing operations. The Company also reevaluated its customer contracts relating to products lines that will be discontinued. As a result, the Company recorded a $28.4 million charge for inventory and long-term contracts relating to manufacturing processes that will be exited (which is reflected as a charge to cost of sales). The $28.4 million charge included $15.5 million of expected losses under a contract entered into in February 1996 (under which production began in August 1997) with a European OEM to supply side impact airbags, which had not been previously manufactured by the Company. This amount represented estimated losses expected to be incurred over the five-year expected life of the platform to which the contract related. These losses resulted from substantial cost overruns due to significant additional testing requirements, design engineering costs and production problems experienced in connection with that contract.

Disruption Costs - The repositioning, impairment and other special charges recorded in the quarter ended December 31, 1997 do not include a provision for disruption costs in accordance with Generally Accepted Accounting Principles ("GAAP"). Disruption costs are expenses incurred in connection with the closing and consolidating of manufacturing, engineering and sales facilities. Disruption costs include; (1) inefficiencies associated with consolidating manufacturing, engineering and sales facilities; (2) unabsorbed fixed overhead;
(3) temporary increases in factory labor; (4) premium freight and (5) excessive inventory scrap. GAAP requires that disruption costs be expensed as incurred and included in cost of sales. The Company incurred disruption costs of approximately $2.8 million and $4.5 million for the quarter and six months ended December 31, 1997, respectively, associated with the closing of three manufacturing facilities and the ongoing relocation of a North American facility to Mexico.

Custom Trim - During the quarter ended December 31, 1997, it became apparent that a number of significant customers of Custom Trim intended to shift suppliers or to internalize their leather wrapping functions. Consequently, the Company concluded that it could expect a material decline in revenues from lost business and price reductions aimed at retaining business attributable to Custom Trim's historical business. The Company also concluded that it would not be able to replace these customers with new customers in the foreseeable future.

THREE AND SIX MONTHS ENDED DECEMBER 31, 1997 (FY98) COMPARED TO THREE AND SIX MONTHS ENDED DECEMBER 31, 1996 (FY97)

Net sales for the quarter and six months ended December 31, 1997 were $340.7 million and $535.9 million, respectively, an increase of $158.1 million or 87%, and $194.7 million or 57%, respectively, from the comparable periods of the prior year. The increase in net sales was due to growth from the acquisition of USS on October 25, 1996, Custom Trim on February 25, 1997, and SRS on October 30, 1997. These three acquisitions accounted for approximately $177.0 million and $235.2 million of the increase in net sales for the three and six months ended December 31, 1997, respectively. The increases were partially offset by decreased sales due to deteriorating business conditions at USS and Custom Trim and a decline in sales of EMS sensors and inflator and airbag systems products. The Company expects that net sales attributable to USS and Custom Trim will continue to decline significantly for the foreseeable future.

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

Cost of sales for the quarter and six months ended December 31, 1997 were $312.5 million and $479.4 million, respectively, as compared to $145.9 million and $262.4 million, respectively, for the quarter and six months ended December 31, 1996. The increase primarily reflected the additional production costs of $151.0 million and $203.7 million for the quarter and six months ended December 31, 1997, resulting from the acquisitions of USS and Custom Trim during fiscal 1997 and the acquisition of SRS in fiscal 1998. In addition, the Company incurred approximately $2.8 million and $4.5 million during the quarter and six months ended December 31, 1997 related to disruption costs associated with the closing of three manufacturing facilities and the ongoing relocation of a facility in North America to Mexico, as well as a $28.4 million charge related to other special charges.

Gross profit as a percentage of net sales was 8% and 11% for the three and six months ended December 31, 1997, respectively, compared to 20% and 23%, respectively, for the comparable periods of the prior year. The decrease in gross margins was primarily attributable to a shift in product mix from high margin EMS sensors to those of lower margin products acquired in recent acquisitions and certain special charges aggregating $28.4 million. Excluding these special charges, gross profit as a percentage of net sales would have been 17% and 16% for the three and six months ended December 31, 1997, respectively.

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

Operating income (loss) for the three and six months ended December 31, 1997 decreased significantly from last year's comparable periods primarily due to items mentioned above and the repositioning, impairment and other special charges aggregating $365.4 million included in cost of sales and operating expenses. Exclusive of the effects of the repositioning, impairment and other special charges, operating income would have been $12.8 million and $14.0 million for the three and six months ended December 31, 1997, respectively.

Operating income before repositioning, impairment and other special charges for the three months ended December 31, 1997 reflected an improvement over the three months ended September 30, 1997. Operating income was $12.8 million or 4% of net sales in the three months ended December 31, 1997 compared to $1.2 million or 1% of net sales in the three months ended September 30, 1997. The quarter over quarter increase in operating income was primarily attributable to the SRS acquisition, higher sales volumes, and personnel reductions. Excluding the SRS acquisition, operating income would have been approximately $7.9 million or 4% of net sales for the three months ended December 31, 1997. The operating margin improvement from 1% of net sales in the three months ended September 30, 1997 to 4% of net sales for the three months ended December 31, 1997 was primarily attributable to personnel reductions resulting from the repositioning program.

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

The estimated fiscal 1998 annual effective tax rate has been revised from a 45% benefit estimated in the three months ended September 30, 1997 to a 12% benefit to reflect the impact of certain repositioning, impairment and other special charges (i) taken in jurisdictions where the Company may not be able to recognize the full income tax benefit due to limitations imposed by Financial Accounting Standards Statement No. 109 (SFAS 109) and (ii) no tax benefit on write-down of goodwill included in the repositioning and impairment charge. SFAS 109 states that a valuation allowance is recognized if, it is more likely than not, that some portion or all of the deferred tax asset will not be realized. Because of limitations on the utilization of net operating losses from foreign jurisdictions, a valuation allowance for a portion of the deferred income tax benefit related to the repositioning, impairment and the other special charges has been recorded.

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

Cash flows from operating activities for the six months ended December 31, 1997, were a deficit of $21.0 million compared with a $72.4 million surplus for the six months ended December 31, 1996. The decrease in cash flows was primarily attributed to the net loss of $339.1 million and changes in working capital items.

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

On October 30, 1997, in connection with the acquisition of SRS, the Company and NationsBank entered into the Credit Facility, pursuant to which the Company has $900 million of aggregate borrowing availability. At December 31, 1997, the Company had an aggregate of $810 million of borrowings outstanding under the Credit Facility (including approximately $10.0 million of letters of credit), and the weighted average interest rate on such borrowings was approximately 8.76% per annum. The Credit Facility consists of a 366-day revolving credit facility providing up to $300 million of availability, including a $25 million sublimit for the issuance of standby letters of credit and a $75 million sublimit for multi-currency borrowings, and a 366-day $600 million term loan. The Company is currently in negotiations with a number of financial institutions, to replace the current credit facility with longer term credit facilities. The Company expects to replace the existing credit facility during its third quarter.

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

In connection with the SRS acquisition, on October 30, 1997, the Company issued and sold to PSCC $200 million of Series B Preference Securities. On November 25, 1997, the Company issued and sold $257.7 million of Convertible Debentures to the Trust which, concurrently therewith, issued and sold $250.0 million aggregate liquidation amount of Preferred Securities (which are fully and unconditionally guaranteed by the Company) in a private transaction under Rule 144A under the Securities Act of 1933. The Company used the net proceeds from the issuance and sale of the Convertible Debentures to the Trust to redeem all of the outstanding Series B Preference Securities in accordance with the terms thereof and for general corporate purposes.

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

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                        BREED TECHNOLOGIES, INC.




September 28, 1998                      By:  /s/ Frank J. Gnisci
                                           ----------------------------
                                           Frank J. Gnisci
                                           Executive Vice President and
                                           Chief Financial Officer