Form 10-Q/A
period 1998-03-31
BREED TECHNOLOGIES INC
filed 1998-09-28
CIK 891531

================================================================================

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

================================================================================

                                     INDEX
                                     -----

     The undersigned registrant hereby amends the following item of its Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 as set forth in the pages attached hereto:

                                                                                                                 PAGE
                                                                                                                 ----
ITEM 1.  FINANCIAL STATEMENTS

          Consolidated Condensed Balance Sheets -
             March 31, 1998 (Unaudited) and June 30, 1997....................................................     1

          Consolidated Condensed Statements of Operations (Unaudited)
             Three and nine months ended March 31, 1998 and 1997 ............................................     3

          Consolidated Condensed Statements of Cash Flows (Unaudited)
             Nine months ended March 31, 1998 and 1997.......................................................     4

          Consolidated Statement of Stockholders' Equity (Unaudited)   ......................................     5

          Notes to Consolidated Condensed Financial Statements (Unaudited)...................................     6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS  .........................................................................    22


ITEM 1.    FINANCIAL STATEMENTS

BREED TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
In Millions, except per share data                                                   MARCH 31,       JUNE 30,
                                                                                       1998            1997
                                                                                     --------        -------
                                                                                    (Unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents                                                        $   24.1          $ 18.7
   Accounts receivable, principally trade                                              320.1           208.0
   Inventories:
       Raw materials                                                                    38.3            24.8
       Work in process                                                                  22.6            23.4
       Finished goods                                                                   46.2            27.1
                                                                                    ---------        --------
          Total Inventories                                                            107.1            75.3
                                                                                    ---------        --------
   Prepaid expenses and other current assets                                            82.0            13.5
                                                                                    ---------        --------

          Total Current Assets                                                         533.3           315.5
Property, plant and equipment, net                                                     327.9           276.5
Intangibles, net                                                                       726.3           221.0
Net assets held for sale                                                                28.4            52.6
Other assets                                                                            41.6            11.6
                                                                                    ---------        --------
          Total Assets                                                              $1,657.5          $877.2
                                                                                    =========        ========

See Notes to Consolidated Condensed Financial Statements.

BREED TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
In Millions, except per share data

                                                                                      MARCH 31,      JUNE 30,
                                                                                       1998          1997
                                                                                     ----------    ----------
                                                                                     (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Notes payable and current portion of long-term debt                                $   72.2         $191.7
   Accounts payable                                                                      270.8          121.5
   Accrued expenses                                                                      215.0           49.5
                                                                                      ---------      ---------
          Total Current Liabilities                                                      558.0          362.7
                                                                                      ---------      ---------
Long-term debt (Note 3)                                                                  810.9          231.7
Other long-term liabilities                                                               29.5           16.3
                                                                                      ---------      ---------
          Total Liabilities                                                            1,398.4          610.7
                                                                                      --------       ---------

Company obligated mandatorily redeemable convertible                                     250.0            ---
 preferred securities (Note 5)

Stockholder's Equity:
   Common stock, par value $0.01, authorized 50,000,000                                    0.4            0.3
shares, issued and outstanding 36,656,241 and
 31,679,442 shares at March 31, 1998 and
 June 30, 1997, respectively
   Series A Preference Stock par value $0.001, authorized
    5,000,000 shares, issued and outstanding 1 share
at March 31, 1998 (Note 4)                                                                 ---            ---


   Additional paid-in capital                                                            193.8           77.5
   Warrants (Note 8)                                                                       1.9            ---
   Retained earnings                                                                    (156.0)         208.0
   Foreign currency translation adjustments                                              (30.7)         (18.8)
   Unearned compensation                                                                  (0.3)          (0.5)
                                                                                      ---------      ---------
       Total Stockholders' Equity                                                          9.1          266.5
                                                                                      ---------      ---------
          Total Liabilities and Stockholders' Equity                                  $1,657.5         $877.2
                                                                                      =========      =========

See Notes to Consolidated Condensed Financial Statements.

BREED TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
In millions, except earnings per share

                                                            THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                  MARCH 31,               MARCH 31,
                                                            ------------------      -------------------
                                                             1998       1997          1998        1997
                                                            -------   --------      -------     ------
Net sales                                                    $431.7    $209.4        $ 967.6     $550.6
Cost of sales (Note 6)                                        356.8     171.4          836.2      433.9
                                                            -------   -------        -------     ------
Gross profit                                                   74.9      38.0          131.5      116.7
                                                            -------   -------        -------     ------
Operating expenses:
   Selling, general and administrative expenses                22.1      19.1           59.7       51.3
   Research, development and engineering expenses              22.4       9.5           49.9       27.3
   Repositioning and impairment charges (Note 6)                ---       ---          259.5        ---
   In-process research and development expenses (Note 6)        ---       ---           77.5        ---
   Amortization of intangibles                                  6.8       2.2           12.7        4.3
                                                            -------   -------        -------     ------
       Total operating expense                                 51.3      30.8          459.2       82.9
                                                            -------   -------        -------     ------
          Operating income (loss)                              23.6       7.2         (327.8)      33.8
Interest expense                                               28.2       6.7           63.7       17.8
Other income (expense), net                                     2.8       2.0            2.8        4.6
                                                            -------   -------        -------     ------
     Earnings (loss) before income taxes, distributions
      on Company obligated mandatorily redeemable
      convertible preferred securities and extraordinary
      item                                                     (1.8)      2.5         (388.7)      20.6
Income taxes (benefit) (Note 7)                                (4.4)      1.0          (54.3)       8.1
Distributions on Company obligated mandatorily                  4.3       ---            5.7        ---
                                                            -------   -------        -------     ------
 redeemable convertible preferred securities
          Earnings (loss) before extraordinary loss            (1.7)      1.5         (340.1)      12.5
                                                            -------   -------        -------     ------
Extraordinary loss, net of tax benefit of $0.4 million          ---       ---           (0.7)       ---
                                                            -------   -------        -------     ------
          Net earnings (loss)                                $ (1.7)   $  1.5        $(340.8)    $ 12.5
                                                            =======   =======        =======     ======
Basic earning (loss) per common share (Note 8):
   Earnings (loss) before extraordinary loss                 $(0.05)   $ 0.05        $(10.33)    $ 0.39
   Extraordinary loss                                           ---       ---          (0.02)       ---
                                                            -------   -------        -------     ------
          Net earnings (loss)                                $(0.05)   $ 0.05        $(10.35)    $ 0.39
                                                            =======   =======        =======     ======
Diluted earnings (loss) per common share:
   Earnings (loss) before extraordinary loss                 $(0.05)   $ 0.05        $(10.33)    $ 0.39
   Extraordinary loss                                           ---       ---          (0.02)       ---
                                                            -------   -------        -------     ------
          Net earnings (loss) - assuming dilution            $(0.05)   $ 0.05        $(10.35)    $ 0.39
                                                            =======   =======        =======     ======

See Notes to Consolidated Condensed Financial Statements.

BREED TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
In millions

                                                                               NINE MONTHS ENDED MARCH 31,
                                                                                  1998             1997
                                                                               ---------         ---------
Cash Flows from Operating Activities:
   Net earnings (loss)                                                           $(340.8)          $  12.5
Adjustments to reconcile net earnings to net cash provided by (used in)
   operating activities:
   Depreciation and amortization                                                    43.4              34.1
   Non-cash items included in repositioning, impairment and other special          211.4               ---
   charges
   Accrual for repositioning, impairment and other special charges                  76.5               ---
   Changes in working capital items and other                                      (20.4)              1.2
                                                                               ---------         ---------
     Net cash provided by (used in) operating activities                           (29.9)             47.8

Cash Flows from Investing Activities:
   Cost of acquisition, net of cash acquired (Note 2)                             (710.0)           (267.0)
   Capital expenditures                                                            (50.1)            (61.4)
   Proceeds from sale of assets                                                      4.2               0.1
                                                                               ---------         ---------
     Net cash used in investing activities                                        (755.9)           (328.3)
                                                                               ---------         ---------
Cash Flows from Financing Activities:
   Proceeds from (repayment of) debt, net                                          459.7             215.9
   Proceeds from Series A Preference Stock issuance                                115.0               ---
   Proceeds from Series B Preference Stock issuance                                200.0               ---
   Fees associated with Series B Preference Stock issuance                         (10.0)              ---
   Redemption of Series B Preference Stock issuance                               (200.0)              ---
   Proceeds from Company obligated mandatorily redeemable                          239.0               ---
     convertible preferred securities, less related fees
   Cash dividends paid                                                              (2.2)             (6.6)
   Proceeds from common stock issued                                                 1.6               0.5
                                                                               ---------         ---------
   Net cash provided by financing activities                                       803.1             209.8
                                                                               ---------         ---------

   Effect of exchange rate changes on cash                                         (11.9)            (7.0)
                                                                               ---------        ---------
Net increase (decrease) in cash and cash equivalents                                 5.4            (77.7)
Cash and cash equivalents at beginning of period                                    18.7             95.8
                                                                               ---------       ---------
Cash and cash equivalents at end of period                                       $  24.1          $  18.1
                                                                               =========        =========
Cost of Acquisitions:
Working capital, net of cash acquired                                            $  39.5          $ (40.7)
Property, plant and equipment                                                     (140.3)          (162.9)
Cost in excess of net assets acquired                                             (683.3)          (121.1)
Intangibles-write-off of in-process research and development costs                  77.5              ---
Investments and other assets                                                       (11.8)           (19.1)
Long-term debt                                                                        --             33.9
Other long-term liabilities                                                          8.4             42.9
                                                                               ---------        ---------
Net cost of acquisitions                                                         $(710.0)         $(267.0)
                                                                               =========        =========

See Notes to Consolidated Condensed Financial Statements.

BREED TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
In Millions, except per share data

                                COMMON STOCK          SERIES A     SERIES B    ADDITIONAL                           FOREIGN
                            ---------------------
                               SHARES     AMOUNT     PREFERENCE   PREFERENCE    PAID-IN                RETAINED    CURRENCY
                                                        STOCK        STOCK      CAPITAL     WARRANTS   EARNINGS   TRANSLATION
                                                                                                                  ADJUSTMENTS
                            ----------------------------------------------------------------------------------------------------
Balance at June 30, 1997     31,679,442   $  0.3           --          --       $ 77.5           --     $ 208.0     $(18.8)

Net loss                                                                                                 (340.8)

Translation adjustments                                                                                              (11.9)

Issue Series A Preference
 Stock                                                  115.0

Issue Series B Preference
 Stock, (including fees)                                            200.0                                 (10.0)

Redemption of Series B
 Preference Stock                                                  (200.0)

Fees associated with
 Company obligated
 mandatorily redeemable
 convertible preferred
 securities                                                                                               (11.0)

Warrants issued with
 Credit Facility                                                                                1.9

Shares issued under Stock
 Option Plans                   101,793                                            1.6

Shares terminated under
 Stock Incentive Plan, net
 of granted Shares               (8,220)                                          (0.2)

Cash dividends                                                                                             (2.2)

Conversion of Series A
 Preference Stock             4,883,226      0.1       (115.0)                   114.9
                           ---------------------------------------------------------------------------------------------------

Balance at March 31, 1998    36,656,241     $0.4        $  --          --       $193.8         $1.9     $(156.0)    $(30.7)
                           ===================================================================================================
                           ===================================================================================================

                                     UNEARNED
                                   COMPENSATION     TOTAL
                                   --------------------------
Balance at June 30, 1997           $   (0.5)       $ 266.5

Net loss                                           (340.8)

Translation adjustments                             (11.9)

Issue Series A Preference
 Stock                                              115.0

Issue Series B Preference
 Stock, (including fees)                            190.0

Redemption of Series B
 Preference Stock                                  (200.0)

Fees associated with
 Company obligated                                  (11.0)
 mandatorily redeemable
 convertible preferred
 securities

Warrants issued with
 Credit Facility                                      1.9

Shares issued under Stock
 Option Plans                                         1.6

Shares terminated under
 Stock Incentive Plan, net
 of granted Shares                      0.2           ---

Cash dividends                                       (2.2)

Conversion of Series A
 Preference Stock
                                   --------------------------
Balance at March 31, 1998          $   (0.3)      $   9.1
                                   ==========================

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

     The Company identified approximately 40 In-Process R&D projects at SRS that do not have future alternative uses, but which have a high likelihood of obtaining technological feasibility at various times over a six month to five year period, with a midpoint development date of approximately two years. That In-Process R&D ($158.1 million) was recorded at fair value based on the present cash value to the going concern as if SRS were sold to an unrelated party having similar application purposes.

     The estimated goodwill and preliminary allocation of purchase price to identifiable intangible assets acquired in the SRS acquisition are summarized as follows:

Cash purchase price                                                                           $  710.0
Less:
  Estimated fair value of SRS net assets acquired less assumed liabilities     $  122.8
Adjustment for planned closings of facilities                                     (45.0)         (77.8)
                                                                               --------       --------
                                                                                                 632.2
Adjustment for estimated costs of planned employee termination                                    16.7
Estimated costs related to the SRS acquisition                                                    15.0
Other                                                                                             19.4
                                                                                              --------
  Cost in excess of net assets acquired                                                          683.3
Less estimated in-process research and development                                               (77.5)
                                                                                              --------
  Excess of purchase price over fair value of net assets acquired                             $  605.8
                                                                                              ========

                                                              Amortization
                                                  Value        Period in
                                                Allocated        Years
                                                ---------     ------------
Trained workforce                               $    10.3          10
Developed technology                                158.1          22
Goodwill                                            437.4          40
                                                ---------
                                                $   605.8
                                                =========

     The pro-forma unaudited results of operations for the nine months ended March 31, 1998 and 1997, assuming the acquisition of SRS had been consummated on the first day of the respective periods are as follows:



In millions, except per share data                  NINE MONTHS ENDED MARCH 31,
                                                        1998           1997
                                                   -------------   -------------
Net sales                                          $     1,245.1   $    1,292.2
Net income (loss)                                  $      (364.2)  $        6.6
Net income (loss) per share - basic and diluted    $      (11.06)  $       0.21
Net Income (loss) per share - diluted              $      (11.06)  $       0.18

NOTE 3 - BORROWINGS

     On October 30, 1997, in connection with the acquisition of SRS, the Company and NationsBank entered into a new revolving and term credit facility ("Credit Facility") pursuant to which the Company has $900 million of aggregate borrowing availability. At December 31, 1997 and March 31, 1998, the Company had an aggregate of $810 million of borrowings outstanding under the Credit Facility (including approximately $10.0 million of letters of credit) and the weighted average interest rate on such borrowings was approximately 8.76% per annum.

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

     The Credit Facility requires compliance with certain covenants by the Company and its subsidiaries, including, among other things: (i) maintenance of certain financial ratios and compliance with certain financial tests and limitations; (ii) limitations on the payment of dividends, incurrence of additional indebtedness and granting of certain liens; and (iii) restrictions on mergers, acquisitions, and investments. At December 31, 1997 and March 31,
1998, the Company was in compliance with all covenants.

     In connection with the Credit Facility, the Company also entered into a warrant agreement with NationsBank providing for the issuance by the Company of a warrant to purchase common stock. The warrant is exercisable for 250,000 common shares at an exercise price of $23.125 per share. The warrants were valued at $1.9 million using the Black- Sholes model as recommended by Financial Accounting Standards Statement No. 123. The number of shares for which the warrant is exercisable may be increased to a maximum of 3,000,000 shares if the Company fails to fulfill certain obligations prior to July 26, 1998. The exercise price for such additional shares shall be the market price of the common stock on the day such warrant shares become exercisable. The warrant agreement and the warrant expire on October 30, 2000. NationsBank may elect that the warrant shares be included in certain registration statements filed by the Company under the Securities Act for the sale of common stock of the Company and, until October 30, 2002, may demand that the Company register the warrant shares on Form S-3 (see Note 9).

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

     Repositioning Charge. The repositioning charge aggregated $177.0 million and included (i) $30.8 million relating to an approximately 25% reduction of the Company's global work force (or 4,900 employees) by eliminating redundant and overlapping positions resulting from recent acquisitions as well as reducing personnel required at USS and Custom Trim (both as defined herein) due to deteriorating business conditions at such businesses; (ii) $31.4 million relating to the consolidation of the Company's manufacturing, sales and engineering facilities in North America and Europe through the elimination of approximately 50% (or 32) and 33% (or 10) of such facilities, respectively (which includes certain facilities being consolidated due to deteriorating business conditions at USS and Custom Trim); (iii) $10.6 million relating to the write-down of goodwill associated with the disposal of long-lived assets; (iv) $41.3 million relating to the write-down to net realizable value of certain long-lived assets relating to business being divested; and (v) $62.9 million relating to the write-down of impaired production and other equipment and the write-off of assets used to manufacture products being replaced by new technologies.

     The Impairment Charge - The impairment charge aggregated $82.5 million and related to the write-down of goodwill and other long-lived assets at USS (in accordance with Statement of Financial Accounting Standard 121--Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("FAS 121") due to deteriorating business conditions, reflecting the Company's determination during the quarter ended December 31, 1997 that a material diminution in the value of USS had occurred. When the Company acquired USS in October 1996, it was aware that USS's largest original equipment manufacturer ("OEM") customer (which accounted for approximately 50% of USS's revenues) had awarded a significant portion of its business (which related to one platform) to a competitor of USS, signaling the OEM's intention to source steering wheels and airbag modules from one supplier as a unit, instead of as separate components from two suppliers, provided the supplier had an approved airbag module. However, the Company believed it could recover this business by negotiating to supply the steering wheel component to the competitor because the competitor, although it had an approved airbag module, did not manufacture steering wheels. At the same time, the Company worked to have its airbag module approved by the OEM to position it to compete with respect to other platforms manufactured by that OEM, which would put the Company in the position to source USS steering wheels for those platforms.

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

     Implementation of the Repositioning Plan - During the three months ended December 31, 1997, the Company began implementing its repositioning plan. The Company has continued to reduce its work force, closed seven manufacturing facilities and announced plans to close an additional facility and relocated a major portion of a Canadian facility to a Mexican facility. These actions are expected to result in $60 million of annual ongoing cost savings to the Company under the repositioning plan.

     As discussed above, the Company has closed or plans to close manufacturing plants and sales and engineering facilities. During the three months ended December 31, 1997 the property, plant and equipment at those plants and facilities was written down from the aggregate carrying value of approximately $139 million to $29.9 million. At March 31, 1998 the Company had closed seven of those facilities and expects to close the remaining facilities by the end of the third quarter of fiscal 1999. The Company has not yet reclassified the value of property, plant and equipment closed as a part of the repositioning plan to assets held for sale because the amounts are not material. The Company has ceased recording depreciation for any plants and facilities that have been identified for disposal

     During the nine months ended March 31, 1998, the repositioning reserve was reduced by $172.0 million as a result of cash and non-cash charges. The following table sets forth the details and the cumulative activity of the repositioning and impairment charges as of March 31, 1998:

                                                CHARGE                               RESERVE
                                                TAKEN                              BALANCE AT
                                             AT DECEMBER      CASH      NON-CASH    MARCH 31,
                                               31, 1997    REDUCTIONS  REDUCTIONS     1998
                                             -----------  ----------- ----------- -----------
Headcount reductions                              $ 30.8        $2.9      $  --         $27.9
Facility consolidations                             31.4                    14.5         16.9
Goodwill write-down                                 10.6                    81.9          ---
Impairment charge                                   82.5
Gallino write-down                                  41.3                    41.3          ---
Impaired assets and equipment write-down            62.9         2.9        32.8         27.2
                                                  ------        ----      ------        -----
Total                                             $259.5        $5.8      $170.5        $83.2
                                                  ======        ====      ======        =====

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

     The Company revised its estimated effective tax rate from a 45% benefit in the first quarter of fiscal 1998 to approximately 12% in the six months ended December 31, 1997. This change is primarily the result of: (i) the impact of certain repositioning, impairment and other special charges (see Note 3) taken in jurisdictions where the Company may not be able to recognize the full income tax benefit and (ii) no tax benefit on write-down of goodwill included in the repositioning and impairment charge. Financial Accounting Standards Statement No. 109 states that a valuation allowance is recognized if, it is more likely than not, some portion or all of the deferred tax asset will not be realized. Because of limitations on the utilization of net operating losses from foreign jurisdictions, a valuation allowance for a portion of the deferred income tax benefit related to the repositioning, impairment and the other special charges has been recorded.

NOTE 8 - EARNING PER SHARE

     The following table sets forth the computation of the numerator and denominator of the basic and diluted per share calculations:

                                             THREE MONTHS ENDED          NINE MONTHS ENDED
                                                  MARCH 31,                  MARCH 31,
                                           -----------------------   --------------------------
                                              1998         1997         1998            1997
                                           ---------    ----------   ------------   -----------
Numerator:
  Net earnings (loss)                   $      (1.7)  $       1.5  $    (340.8)        $      12.5
                                        -----------   -----------  -----------         -----------
Numerator for basic earnings per
 share-income available to
 common stockholders                           (1.7)          1.5       (340.8)               12.5
                                        -----------   -----------  -----------         -----------
  Effect of dilutive securities:
Company obligated mandatorily
 redeemable convertible preferred
 securities, net of tax benefit                   *           ---            *                 ---
                                        -----------   -----------  -----------         -----------
Numerator for diluted earnings
 per share-income available to
 common stockholders after
 assumed conversions                    $      (1.7)  $       1.5  $    (340.8)        $      12.5
                                        -----------   -----------  -----------         -----------

Denominator:
  Denominator for basic earnings per
   share-weighted-average shares         35,380,458    31,661,377   32,922,510          31,643,055
                                        -----------   -----------  -----------         -----------

Effect of dilutive securities:
  Employee stock options                          *       230,509            *             269,276
Series A Preference Stock                         *           ---            *                 ---
Company obligated mandatorily
 redeemable convertible preferred
 securities                                       *           ---            *                 ---
                                        -----------   -----------  -----------         -----------
Dilutive potential common shares                ---       230,509          ---             269,276
                                        -----------   -----------  -----------         -----------
Denominator for diluted earnings
 per share-adjusted weighted-
 average shares and assumed
 conversions                             35,380,458    31,891,886   32,922,510          31,912,331
                                        -----------   -----------  -----------         -----------

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

     In connection with its Credit Facility entered into in connection with the acquisition of SRS, the Company issued to NationsBank, National Association ("NationsBank"), a warrant to purchase 250,000 shares of common stock of the Company at an exercise price of $23.125 per share. The 250,000 warrants have not been included in the computation of diluted earnings per share for the three and nine months ended March 31, 1998 because the effect would be anti-dilutive.

NOTE 9 - SUBSEQUENT EVENTS

     On April 28, 1998, the Company completed the refinancing of its Credit Facility with a $675 million long-term senior credit facility ("New Credit Facility"), and completed an offering of $330 million of its 9.25% Senior Subordinated Notes ("Notes"). Borrowings under the New Credit Facility together with the net proceeds of the Notes offering were used to repay all borrowings outstanding under the bridge loan credit facility the Company obtained to finance in part the SRS acquisition.

     New Credit Facility - The New Credit Facility entered into with NationsBank, as Agent and as Lender, consists of (1) a revolving credit facility of up to $150.0 million (the "Revolving Credit Facility") (which was not drawn at closing, except for approximately $10.0 million of Letters of Credit), (2) a term loan in the amount of $325.0 million ("Term Loan A") and (3) a term loan in the amount of $200.0 million ("Term Loan B", and together with Term Loan A, the "Term Loans"). The Revolving Credit Facility includes (a) a $25.0 million sublimit for the issuance of standby letters of credit, (b) a $75.0 million sublimit for foreign currency denominated borrowings and (c) a $20.0 million sublimit for swing line loans to be provided by NationsBank ("Swing Line Loans"). All amounts outstanding under the Revolving Credit Facility are payable on the sixth anniversary of the closing of the New Credit Facility.
Term Loan A is payable in quarterly installments, subject to annual amortization, based on a principal amount equal to $325.0 million, ranging from $27.5 million for the fiscal year 1999 to $97.5 million for the fiscal year 2004. Term Loan B is payable in annual installments, subject to annual amortization, based on a principal amount to $200.0 million, ranging from $1.3 million for the fiscal year 1999 to $96.3 million for the fiscal year 2006.

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

     The New Credit Facility is secured by a security interest in substantially all of the real and personal property, tangible and intangible, of the Company and its domestic subsidiaries as well as a pledge of all of the stock of such domestic subsidiaries, a pledge of not less than 65% of the voting stock and all of the non-voting common stock of each direct foreign subsidiary of the Company and each direct foreign subsidiary of each domestic subsidiary of the Company, and a pledge of all of the capital stock of any subsidiary of a subsidiary of the Company that is a borrower under the New Credit Facility. The security interest, other than the pledge of stock, will be released if the unsecured long-term indebtedness of the Company has received a certain minimum rating or the leverage ratio of the Company and its subsidiaries has decreased below a certain threshold. The New Credit Facility is guaranteed by all of the domestic subsidiaries of the Company.

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

     If the refinancing had occurred on the later of the first day of the respective periods, or on the date the Credit Facility was entered into, the pro forma net earnings (loss) for the third quarter and nine months ended March 31, 1998 would have been $2.4 million, $0.07 a share, and $(330.3) million, $(10.03) a share, respectively, as compared to actual net earnings (loss) of $(1.7) million, $(0.05) a share and $(340.8) million, $(10.35) a share. The following is the unaudited pro forma condensed consolidated statement of operations:

                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                                   PRO-FORMA

In millions, except earnings per share      THREE MONTHS ENDED MARCH 31,          NINE MONTHS ENDED MARCH 31,
                                          ---------------------------------  ------------------------------------
                                           ACTUAL   ADJUSTMENTS   PROFORMA    ACTUAL    ADJUSTMENTS     PROFORMA
                                          -------  ------------  ----------  -------   ------------    ----------
                                            1998                    1998        1998                      1998
Net Sales                                  $431.7                   $431.7    $ 967.6                   $ 967.6
Cost of Sales                               356.8                    356.8      836.1                     836.1
                                          -------  ------------  ---------   --------  ------------    --------
     Gross profit                            74.9           ---       74.9      131.5           ---       131.5

Total operating expenses                     51.3           ---       51.3      459.3           ---       459.3
                                          -------  ------------  ---------   --------  ------------    --------
     Operating income (loss)                 23.6                     23.6     (327.8)                   (327.8)

Interest expense                             28.2          (6.4)      21.8       63.7         (16.4)       47.3
Other income (expense), net                   2.8                      2.8        2.8                       2.8
                                          -------  ------------  ---------   --------  ------------    --------

  Earnings (loss) before income
   taxes, distributions on Company
   obligated mandatorily redeemable
   convertible preferred securities
   and extraordinary loss                    (1.8)          6.4        4.6     (388.7)         16.4      (372.3)

Income taxes (benefit)                       (4.4)          2.3       (2.1)     (54.3)          5.9       (48.4)

Distributions on Company obligated
 mandatorily redeemable convertible
 preferred securities                         4.3                      4.3        5.7                       5.7
                                          -------  ------------  ---------   --------  ------------    --------
  Earnings (loss) before
   extraordinary loss                        (1.7)          4.1        2.4     (340.1)         10.5      (329.6)

Extraordinary loss, net of tax benefit
 of $0.4 million                              ---                                (0.7)                     (0.7)
                                          -------  ------------  ---------   --------  ------------    --------
     Net earnings (loss)                   $ (1.7)        $ 4.1     $  2.4    $(340.8)       $ 10.5     $(330.3)
                                          =======  ============  =========   ========  ============    ========

Earnings (loss) per common share:
  Earnings (loss) before
   extraordinary loss                      $(0.05)                  $ 0.07    $(10.33)                  $(10.01)
Extraordinary loss                            ---                      ---      (0.02)                    (0.02)
                                          -------  ------------  ---------   --------  ------------    --------
     Net earnings (loss) per
      common share                         $(0.05)                  $ 0.07    $(10.35)                  $(10.03)
                                          =======  ============  =========   ========  ============    ========

     The pro-forma adjustment is attributable to lower interest costs and bank fees associated with the new capital structure put in place on April 28, 1998.

NOTE 10 - FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-GUARANTOR SUBSIDIARIES

     The Company conducts a significant portion of its business through subsidiaries. The Notes of the Company are guaranteed, jointly and severally on a senior subordinated basis, by the active domestic subsidiaries of the Company other than BTI Capital Trust and certain domestic subsidiaries owned by a foreign subsidiary of the Company. BTI Capital Trust, such domestic subsidiaries owned by a foreign subsidiary and the foreign subsidiaries of the Company have not guaranteed the Notes (the "Non-Guarantor Subsidiaries"). The Notes are effectively subordinated in right of payment to all indebtedness and other liabilities (including trade payables) of the Non-Guarantor Subsidiaries.

     Presented below are a condensed consolidating balance sheet as of March 31, 1998, a condensed consolidating statement of operations for the nine months ended March 31, 1998 and a condensed consolidating statement of cash flows for the nine months ended March 31, 1998, for the Subsidiary Guarantors, the Non-Guarantor Subsidiaries and the Company consolidated.

                   BREED TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEET
                                MARCH 31, 1998
                                  (UNAUDITED)

In millions                                   SUBSIDIARY  NON-GUARANTOR
                                              GUARANTORS  SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
                                             ----------- -------------- -------------   ------------
ASSETS
Cash and cash equivalents                       $    5.6         $ 18.5  $        ---       $   24.1
Accounts receivable, net                           466.8          215.8        (362.5)         320.1
Inventories                                         61.2           45.9           ---          107.1
Other current assets                                56.8           25.2           ---           82.0
                                             ----------- -------------- -------------   ------------
       Total current assets                        590.4          305.4        (362.5)         533.3
Property, plant and equipment, net                 201.7          126.2           ---          327.9
Intangibles, net                                   561.5          164.8           ---          726.3
Net assets held for sale                             ---           28.4           ---           28.4
Other assets                                      1038.1            2.6        (999.1)          41.6
                                             ----------- -------------- -------------   ------------
       Total assets                             $2,391.7         $627.4     $(1,361.6)      $1,657.5
                                             =========== ============== =============   ============
LIABILITIES AND STOCKHOLDERS'
 EQUITY
Current liabilities:
  Notes Payable and current portion of
  long-term debt                                $   20.4         $ 51.8  $        ---       $   72.2
   Accounts payable                                105.4          165.4           ---          270.8
   Accrued expenses                                325.1          214.2        (324.3)         215.0
                                             ----------- -------------- -------------   ------------
       Total current liabilities                   450.9          431.4        (324.3)         558.0
Long-term debt                                     781.7           29.2           ---          810.9
Other long-term liabilities                         13.6           15.9           ---           29.5
                                             ----------- -------------- -------------   ------------
       Total liabilities                        $1,246.2         $476.5     $  (324.3)      $1,398.4
Company obligated mandatorily redeemable
 convertible preferred securities                  250.0            ---           ---          250.0
Stockholders' equity                               895.5          150.9      (1,037.3)           9.1
                                             ----------- -------------- -------------   ------------
       Total liabilities and stockholders'
        equity                                  $2,391.7         $627.4     $(1,361.6)      $1,657.5
                                             =========== ============== =============   ============

                   BREED TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                       NINE MONTHS ENDED MARCH 31, 1998
                                  (UNAUDITED)

In millions                                       SUBSIDIARY   NON-GUARANTOR
                                                  GUARANTORS    SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
                                                  ----------   -------------- -------------- --------------
Net Sales                                            $ 567.8         $ 488.1         $(88.3)       $ 967.6
Cost of sales                                          493.3           431.1          (88.3)         836.1
                                                    --------        --------        --------      --------
       Gross profit                                     74.4            57.0            ---          131.5
                                                    --------        --------        --------      --------
Selling, general and administrative expenses            29.8            29.8            ---           59.9
Research, development, and engineering expenses         37.3            12.6            ---           49.9
Repositioning and impairment charges                   143.2           116.3            ---          259.5
In process research and development expenses            77.5             ---            ---           77.5
Amortization of intangibles                              9.7             3.0            ---           12.7
                                                    --------        --------        --------      --------
       Operating (loss)                               (223.1)         (104.7)           ---         (327.8)
Interest expense                                        58.0             5.7            ---           63.7
Other income (expense), net                              2.8             0.2           (0.2)           2.8
                                                    --------        --------        --------      --------
  Earnings (loss) before income taxes,
   distributions on Company obligated
   mandatorily redeemable convertible
   preferred securities and extraordinary item        (278.3)         (110.2)          (0.2)        (388.7)
Income tax (benefits)                                  (49.8)           (4.5)           ---          (54.3)
Distributions on Company obligated mandatorily
  redeemable convertible preferred securities            5.7             ---            ---            5.7
                                                    --------        --------        --------      --------
  Earnings (loss) before extraordinary loss           (234.2)         (105.7)          (0.2)        (340.1)
                                                    --------        --------        --------      --------
Extraordinary loss, net of tax benefit of $0.4
  million                                                0.7             ---            ---            0.7
                                                    --------        --------        --------      --------
  Net earnings (loss)                                $(234.9)        $(105.7)        $ (0.2)       $(340.8)
                                                    ========        ========        ========      ========

                   BREED TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                       NINE MONTHS ENDED MARCH 31, 1998
                                  (UNAUDITED)

In millions                                         SUBSIDIARY   NON-GUARANTOR
                                                    GUARANTORS    SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
                                                   ------------ --------------- -------------- --------------
Cash flows from operating activities:
  Net earnings (loss)                              $    (234.9)  $      (105.7)  $       (0.2)  $     (340.8)
Adjustments to reconcile net cash used in
 operating activities:
Depreciation and amortization                             24.2            19.2            ---           43.4
Non-cash items included in and accrual for
 repositioning, impairment and other
     special charges                                     202.5            85.4            ---          287.9
  Changes in working capital items and other            (124.1)          103.5            0.2          (20.4)
                                                   -----------   -------------   ------------   ------------
  Net cash (used in) operating
   activities                                           (132.3)          102.4            ---          (29.9)
                                                   -----------   -------------   ------------   ------------
Cash flows from investing activities:
  Cost of acquisitions, net of cash acquired            (638.8)          (71.2)           ---         (710.0)

Capital expenditures                                     (11.6)          (38.5)           ---          (50.1)
Proceeds from sale of assets and equipment                 1.9             2.3            ---            4.2
                                                   -----------   -------------   ------------   ------------
  Net cash (used in) investing
   activities                                           (648.5)         (107.4)           ---         (755.9)
                                                   -----------   -------------   ------------   ------------
Cash flows from financing activities:
  Net change in debt                                     444.3            15.4            ---          459.7
Net change in equity                                     343.4             ---            ---          343.4
                                                   -----------   -------------   ------------   ------------
     Net cash provided by financing
      activities                                         787.7            15.4            ---          803.1
                                                   -----------   -------------   ------------   ------------
Effect of exchange rate changes on cash                   ---           (11.9)           ---          (11.9)
                                                   -----------   -------------   ------------   ------------
Increase (decrease) in cash and cash equivalents           6.9            (1.5)           ---            5.4
Cash and cash equivalents at beginning of period          (1.3)           20.0            ---           18.7
                                                   -----------   -------------   ------------   ------------
Cash and cash equivalents at end of period         $       5.6   $        18.5            ---   $       24.1
                                                   ===========   =============   ============   ============

NOTE 11 - FOREIGN OPERATIONS

     The following financial information relates to operations in different geographic areas:

                                                        NINE MONTHS
                                                      ENDED MARCH 31,
In millions                                                 1998         1997       1996     1995
--------------------------------------------------------------------------------------------------
Net sales to unaffiliated customers:
North America                                             $  594.6       $379.3    $324.6   $345.6
Europe                                                       373.0        415.6     107.1     55.4
--------------------------------------------------------------------------------------------------
Total net sales                                           $  967.6       $794.9    $431.7   $401.0
--------------------------------------------------------------------------------------------------

Earnings (loss) before income taxes, distributions on
 Company-obligated mandatorily redeemable
 preferred securities and extraordinary item
Operating income (loss):
  North America                                           $ (216.4)      $ 46.6    $ 88.4   $100.5
  Europe                                                    (111.4)         4.0       2.4      4.0
Other income (expense), net                                  (60.9)       (21.0)      7.5      5.6
--------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes                       $ (388.7)      $ 29.6    $ 98.3   $110.1
--------------------------------------------------------------------------------------------------
Identifiable assets:
North America                                             $1,196.0       $466.6    $284.5   $240.3
Europe                                                       461.5        410.6     219.3     38.4
--------------------------------------------------------------------------------------------------
Total assets                                              $1,657.5       $877.2    $503.8   $278.7
==================================================================================================

     Fiscal year 1996 includes only three months of operations of MOMO, S.p.A. which was acquired in April 1996. Fiscal year 1997 includes the acquisition of Gallino in July 1996, United Steering Systems in October 1996 and Custom Trim in February 1997. The nine months ended March 31, 1998 include the acquisition of SRS in October 1997.

NOTE 12 - DIVIDENDS

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

NOTE 13 - STOCK OPTIONS

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

                                 YEAR ENDED JUNE 30,
                             --------------------------
                               1997               1996
                             ------------  ------------
Net earnings in millions      $     14.3    $     62.7
Earnings per common share     $     0.45    $     1.99

NOTE 14 - LEASES

     The Company owns most of its major facilities, but does lease certain office, factory and warehouse space and data processing and other equipment under principally noncancelable operating leases. The minimum rental commitments under these noncancelable operating leases is immaterial.

NOTE 15 - REVENUE BY CLASS OF SIMILAR PRODUCT

     The following is a summary of revenue by class of similar product for the last three fiscal years and for the nine months ended March 31, 1998:

                           NINE MONTHS ENDED
                             MARCH 31, 1998    1997   1996   1995
                           -----------------   ----   ----   ----
Electronics and sensors            16%          34%    70%    85%

Airbag systems                     22            9     23     14

Steering wheels                    28           33      5     --

Interior and plastics              13           23     --     --

Seatbelts                          20           --     --     --

Other                               1            1      2      1

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     OVERVIEW

     General - During the past several years, automobile manufacturers ("OEMs") have begun consolidating their supplier base and increasing their use of full-service suppliers that are able to provide a broad range of products and services. In response to this trend, the Company has pursued strategic acquisitions and joint ventures and internal product development programs that have enabled Breed to evolve from predominantly the producer of a single product -- electromechanical sensors ("EMS sensors") -- to a leading manufacturer of all of the components required for complete, integrated occupant protection systems. Recent strategic acquisitions have included, among others, the acquisition in October 1997 of SRS, which is a leading supplier of seatbelts and airbag systems to OEMs worldwide, the acquisition in October 1996 of the steering wheel operations ("USS") of United Technologies, and the acquisition in February 1997 of the Custom Trim group of companies ("Custom Trim"), which leather wraps steering wheels and produces other automotive leather wrapped products. As a result of these acquisitions, the Company expanded its capabilities to include the manufacture of steering wheels and accessories, seatbelt systems and complementary airbag technology.

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

     The repositioning plan is expected to be substantially completed within 15 months, and the Company believes the provisions recorded are adequate to cover the costs associated with the plan. The Company expects the repositioning plan to generate approximately $855 million of total cost savings, which will be phased in through fiscal 2002. Of the $855 million in cost savings, $780 million will be cash savings primarily related to salary and benefit expense that will not be incurred in future years due to the anticipated reduction in the Company's global workforce and the consolidation of manufacturing, sales and engineering facilities. The Company believes that the benefit of the cost savings during fiscal 1999 attributable to the repositioning plan will be offset in part due to deteriorating business conditions at USS and Custom Trim.

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

     Other Special Charges - With the acquisition of SRS, the Company conducted an evaluation and review of the assets acquired. As a result of such review, the Company recorded a $77.5 million charge related to the write-off of in-process research and development for acquired technology that has not been established as technologically feasible. The Company also reviewed its inventories for slow-moving and excess items in light of the SRS acquisition and planned realignment of its manufacturing operations. The Company also reevaluated its customer contracts relating to products lines that will be discontinued. As a result, the Company recorded a $28.4 million charge for inventory and long-term contracts relating to manufacturing processes that will be exited (which is reflected as a charge to cost of sales). The $28.4 million charge included $15.5 million of expected losses under a contract entered into in February 1996 (under which production began in August 1997) with a European OEM to supply side impact airbags, which had not been previously manufactured by the Company. This amount represented estimated losses expected to be incurred over the five-year expected life of the platform to which the contract related. These losses resulted from substantial cost overruns due to significant additional testing requirements, design engineering costs and production problems experienced in connection with that contract. The contract has been terminated effective January 1999.

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

THREE AND NINE MONTHS ENDED MARCH 31, 1998 (FY98) COMPARED TO THREE AND NINE MONTHS ENDED MARCH 31, 1997 (FY97)

     Net sales for the three and nine months ended March 31, 1998 were $431.7 million and $967.6 million, respectively, an increase of $222.3 million or 106%, and $417.0 million or 76%, respectively, from the comparable periods of the prior year. The increase in net sales was due to growth from the acquisition of USS on October 25, 1996, Custom Trim on February 25, 1997 and SRS on October 30, 1997. These acquisitions accounted for approximately $242.0 million and $421.8 million of the increase in net sales for the three and nine months ended March 31, 1998, respectively. The increases were partially offset by decreased sales due to deteriorating business conditions at USS and Custom Trim and a decline in sales of EMS sensors and inflator and airbag modules. The Company expects that net sales attributable to USS and Custom Trim will continue to decline significantly for the foreseeable future.

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

     The Company's mix of sales by class of similar product has experienced certain changes as described above. The other principal changes are due to the acquisition of SRS in October 1997 which had sales by class of similar product weighted differently from that of the Company. Note 15 to the

Consolidated Condensed Financial Statements discloses revenue by class of similar product for fiscal 1997, 1996 and 1995 and for the nine months ended March 31, 1998.

     As disclosed in Note 11 to the Consolidated Condensed Financial Statements, the Company earned the majority of its revenues in fiscal 1997 in Europe, whereas in earlier years the Company earned the majority of its revenues in North America. This change occurred due to the acquisition of MOMO, S.p.A. in April 1996 and Gallino in July 1996, both of which are based in Europe and earn all of their revenues in Europe. In October 1997 the Company acquired SRS which earns approximately 30% of its revenues in Europe and the remainder in North America, resulting in the Company's revenues for the nine months ended March 31, 1998 to be earned primarily in North America.

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

     Cost of sales for the three and nine months ended March 31, 1998 were $356.8 and $836.2, respectively, as compared to $171.4 million and $433.9 million, respectively, for the quarter and nine months ended March 31, 1997.
The increase primarily reflected the additional production costs of $208.1 million and $375.9 million for the quarter and nine months ended March 31, 1998, resulting from the acquisition of Custom Trim during fiscal 1997 and the acquisition of SRS in fiscal 1998. In addition, the Company incurred approximately $4.5 million and $9.0 million during the quarter and nine months ended March 31, 1998 related to disruption costs associated with the closing of seven manufacturing facilities and the ongoing relocation of a facility in North America to Mexico, as well as a $28.4 million charge, in the second quarter ended December 31, 1997, related to other special charges, (see "Repositioning and Other Special Charges" in Note 6 above).

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

     Research, development and engineering expenses for the three and nine months ended March 31, 1998 were $22.4 million and $49.9 million, respectively, as compared to $9.5 million and $27.3 million for the comparable periods in the prior year. These increases primarily reflect costs associated with acquired businesses of $14.7 million and $23.8 million for the three and nine months ended March 31, 1998, respectively. As discussed in Note 6 to Consolidated Condensed Financial Statements, the Company incurred a $77.5 million charge in the second quarter of fiscal 1998 relating to the write-off of in- process research and development for technology acquired with SRS that has not yet been established as technologically feasible. The Company expects to benefit from this technology as the products are launched over the next five years.

     Operating income for the three months ended March 31, 1998 was $23.6 million or 5% of net sales compared to $7.2 million or 3% of net sales for the prior year period. The increase in operating income as a percentage of net sales was primarily due to cost reductions from the repositioning plan. Savings associated with the repositioning plan were approximately $15 million during the third quarter of fiscal year 1998. Also, included in cost of sales during the three months ended March 31, 1998 were disruption costs of $4.5 million. Exclusive of the effects of disruption costs, operating income would have been $28.1 million or 7% of net sales of the three months ended March 31, 1998.

     Operating income (loss) for the nine months ended March 31, 1998 decreased significantly from last year's comparable period primarily due to the repositioning, impairment and other special charges aggregating $365.4 million included in cost of sales and operating expenses. Also, included in cost of sales during the three months ended March 31, 1998 were disruption costs of $9.0 million. Exclusive of the effects of the repositioning, impairment and other special charges and disruption costs, operating income would have been $46.6 million or 5% of net sales for the nine months ended March 31, 1998, compared to $33.8 million or 6% of net sales for the nine months ended March 31, 1997.

     Operating income for the third quarter of fiscal year 1998 increased 86% from the second quarter of fiscal year 1998. Operating income was $23.6 million, or 5% of net sales, versus $12.3 million, or 4% of net sales, in the second quarter of fiscal year 1998, before repositioning, impairment and other special charges. This quarter-over-quarter increase was largely attributable to cost reductions from the repositioning plan and the contribution of SRS business for a full three months. The operating income gains were partially offset by declining sales volumes for the electromechanical sensor business and lower product pricing.

     Interest expense for the three and nine months ended March 31, 1998 was $28.2 million and $63.6 million, respectively, an increase of $21.5 million and $45.9 million, respectively, from the comparative prior year periods. The increase in interest expense was primarily due to the increase in average outstanding borrowings as a result of the acquisitions of USS and Custom Trim in fiscal 1997 and SRS in fiscal 1998 and the fees associated with the short-term bridge loan facility.

     The estimated fiscal 1998 annual effective tax rate has been revised to a 12% benefit to reflect the impact of certain repositioning, impairment and other special charges (i) taken in jurisdictions where the Company may not be able to recognize the full income tax benefit due to limitations imposed by Financial Accounting Standards Statement No. 109 (SFAS 109) and (ii) no tax benefit on write-down of goodwill included in the repositioning and impairment charge.
SFAS 109 states that a valuation allowance is recognized if, it is more likely than not, some portion or all of the deferred tax asset will not be realized. Because of limitations on the utilization of net operating losses from foreign jurisdictions, a valuation allowance for a portion of the deferred income tax benefit related to the repositioning, impairment and the other special charges has been recorded. See Note 7 to the Financial Statements.

     The extraordinary loss recorded in the nine months ended March 31, 1998 related to the write-off of unamortized debt costs of the previous bank credit facility.

     The Company's net loss of $(1.7) million for the third quarter ended March 31, 1998 includes $3.3 million (after tax) of excess bank fees related to the Credit Facility that was refinanced on April 28, 1998. Excluding the excess bank fees on the Credit Facility, net income for the third quarter was $0.9 million, or $0.03 per share. This compares to a net loss (before repositioning, impairment and other special charges and extraordinary items) of $(0.8) million, or $(0.03) per share, in the second quarter ended December 31, 1997. Excess bank fees represents the amount of fee amortization related to the Credit Facility in excess of the amortization of the fees related to the new long-term capital structure.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary cash requirements are for working capital, capital expenditures and interest payments on outstanding indebtedness. The Company believes that cash generated from operations together with borrowings under its New Credit Facility will be sufficient to meet the Company's working capital, capital expenditures and debt service needs for the foreseeable future.

     Cash flows from operating activities for the nine months ended March 31, 1998 was a deficit of $29.9 million compared with a $47.8 million surplus for the nine months ended March 31, 1997. The decrease in cash flows was primarily attributed to the net loss of $340.8 million, net of the noncash items and accruals included in the repositioning and other special charges.

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

     On April 28, 1998, the Company replaced its Credit Facility with the New Credit Facility, under which the Company has $675 million of aggregate borrowing availability. The New Credit Facility consists of two term loans totaling $525 million and a $150 million revolving credit facility (which was largely undrawn at closing). At April 28, 1998 the Company had an aggregate of $525 million of borrowings outstanding under the New Credit Facility, which bore interest at a weighted average rate of 8% per annum at such date. Under the terms of the New Credit Facility, the Company is prohibited from making certain restricted payments (as defined in the Credit Agreement) including dividends, until the consolidated leverage ratio is equal to or less than 3.50 to 1.00 as at the end of the four-quarter period most recently then ended. The Company does not presently meet this standard and it is unclear when it will be met. Also, the Company issued and sold $330 million of the Notes in a private transaction under Rule 144A under the Securities Act of 1933. The interest rate on the Notes is 9.25%.

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

                                         BREED TECHNOLOGIES, INC.



September 28, 1998                       By:    /s/ Frank J. Gnisci
                                            ----------------------------------
                                                Frank J. Gnisci
                                                Executive Vice President and
                                                Chief Financial Officer