Form 10-K
period 1998-06-30
BREED TECHNOLOGIES INC
filed 1998-09-29
CIK 891531

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                     -------------------------------------

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934 (FEE REQUIRED)

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1998

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (NO FEE REQUIRED)

       FOR THE TRANSITION PERIOD FROM _______________ TO _______________

                         COMMISSION FILE NUMBER 1-11474
                       ---------------------------------

                            BREED TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

                 DELAWARE                            22-2767118
       (State or other jurisdiction of            (I.R.S. employer
        incorporation or organization)           identification no.)

         5300 OLD TAMPA HIGHWAY                        33807
           LAKELAND, FLORIDA                         (Zip code)
 (Address of principal executive offices)

      Registrant's telephone number, including area code:  (941) 668-6000


SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

         Title of Each Class           Name of Each Exchange on Which Registered
         -------------------           -----------------------------------------
Common Stock, par value $.01 per share            New York Stock Exchange


SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  None

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES    X      NO
                                               -------      -------

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 21, 1998 (based on the last reported closing price per share of Common Stock as reported on the New York Stock Exchange on such date) was $130,343,185. As of such date, the registrant had 36,849,438 shares of Common Stock outstanding.

================================================================================

                               INDEX TO FORM 10-K

                            BREED TECHNOLOGIES, INC.

                                                                               PAGE REFERENCE
                                                                               --------------

                                     PART I
Item  1.    Business...................................................               2

Item  2.    Properties.................................................              11

Item  3.    Legal Proceedings..........................................              12

Item  4.    Submission of Matters to a Vote of Security Holders........              13

                                    PART II

Item  5.    Market for Registrant's Common Equity and Related
            Stockholder Matters........................................              13

Item  6.    Selected Financial Data....................................              13

Item  7.    Management's Discussion and Analysis of Financial

              Condition and Results of Operations......................              16

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.              27

Item  8.    Financial Statements and Supplementary Data................              27

Item  9.    Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure...................              27

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant.........              28

Item 11.    Executive Compensation.....................................              30

Item 12.    Common Stock Ownership of Certain Beneficial
              Owners and Management....................................              34

Item 13.    Certain Relationships and Related Transactions.............              36

                                    PART IV

Item 14.     Exhibits, Financial Statements Schedules
               and Reports on Form 8-K.................................              37


                                     PART I

   Unless the context otherwise requires, (i) references herein to the "Company" are to Breed Technologies, Inc. and its direct and indirect subsidiaries (including SRS), (ii) references to "SRS" are to the safety restraint systems business of AlliedSignal Inc. ("AlliedSignal") acquired by the Company on October 30, 1997 (the "SRS Acquisition"), (iii) references to any "fiscal" year of the Company refer to the Company's fiscal year ended or ending June 30 in such year, and (iv) references to the "model year" of automobiles mean the twelve-month period generally commencing on September 1 of the prior year, although specific model years may vary by manufacturer and vehicle.


ITEM 1.  BUSINESS

GENERAL

   The Company is a worldwide leader in the design, development, manufacture and sale of all of the components used in complete, integrated occupant protection systems. Its principal products include sensors, electronics and related software, airbag modules and inflators, seatbelt systems and steering wheels. These products are used in over 400 vehicle models manufactured by over 45 automobile manufacturers ("OEMs"), including General Motors ("GM"), Fiat, Ford, Chrysler, Suzuki and most of the other largest OEMs in the world. The Company sells products to customers in over 14 countries worldwide and believes that it is the largest independent supplier of steering wheels in the world and a leading supplier of seatbelts.

   The Company's goal is to become the leading worldwide supplier of complete, integrated occupant protection systems, which consist of (i) sensors and electronics (including crash and occupant protection sensors, electronics and related software), (ii) airbag modules (consisting primarily of airbags and inflators), (iii) seatbelt systems (including pretensioners and retractors) and
(iv) steering wheels. To accomplish this goal, the Company has significantly expanded its business through the following eleven acquisitions since August 1994:

   . May 1998--acquired HS Technik and Design, which develops advanced technology for seatbelt systems, for $4.1 million in cash (which includes $1.3 million subject to a hold-back agreement) and 129,144 shares of Common Stock.

   . October 1997--acquired SRS, the largest independent supplier of seatbelt systems and the third largest independent supplier of airbag systems in the United States, for $710.0 million in cash.

   . February 1997--acquired Custom Trim, located in Canada and Mexico, which produces leather wrapped steering wheels and other automotive leather wrapped products, for approximately $70.0 million in cash.

   . November 1996--acquired Artistic Analytical Methods, Inc., a designer of advanced algorithm technology used in the interpretation of crash pulse data, for $1.0 million in cash.

   . October 1996--acquired the North American steering wheel operations ("USS") of Untied Technologies, which produces steering wheels, airbag covers, horn pads and related molded products in the United States, Mexico and England, for $154.0 million in cash.

   . July 1996--acquired Gallino Plasturgia, S.r.l. ("Gallino"), a manufacturer of steering wheels and plastic interior and exterior parts based in Italy, for $74.0 million in cash and the assumption of $52.0 million of liabilities.

   . May 1996--acquired Force Imaging Technologies, Inc. ("FIT"), a developer, manufacturer and distributor of proprietary, high-profile, variable force sensors, for $3.0 million in cash.

   . April 1996--acquired MOMO S.p.A. and G. Holding, S.r.l. (collectively, "MOMO"), an original equipment manufacturer and aftermarket supplier of premium steering wheels and alloy road wheels, for $45.2 million in cash.

   . April 1996--acquired Italtest, S.r.l. ("Italtest"), a European supplier of printed circuit boards to automotive and commercial markets, for $1.8 million in cash.

   . June 1995--acquired VTI Hamlin OY ("VTI"), a Finnish company that designs and manufactures silicon capacitive micro-machined accelerometers and angular rate and differential and absolute pressure sensors, for $1.7 million in cash and warrants to purchase 100,000 shares of Common Stock.

   . August 1994--acquired Hamlin, Incorporated, a manufacturer of crash sensors and reed switch products with operations in the United States, Mexico and Europe, for 838,324 shares of Common Stock.

   In addition, in December 1997 the Company and Siemens Aktiengesellschaft ("Siemens") agreed to form a joint venture, BSRS Restraint Systems International G.m.b.H & Co. KG ("BSRS"), pursuant to a joint venture agreement. In connection with BSRS, Siemens made a $115.0 million equity investment in the Company (the "Siemens Investment"), the proceeds of which were used to finance a portion of the purchase price of the SRS Acquisition. BSRS provides for the worldwide research, development, engineering, assembly and marketing of integrated occupant protection systems incorporating at least one component manufactured by each of the Company and Siemens (a "JV System"). The Company expects that components comprising JV Systems will continue to be produced separately by Siemens and the Company but will be sold by BSRS under trade names owned by it. The Company and Siemens completed formation of BSRS in June 1998.

INDUSTRY TRENDS

   The Company's performance and growth have been, and are expected to continue to be, directly related to certain trends within the automotive industry as well as general economic conditions. As a result of increasing competition, OEMs have sought to reduce costs, improve quality and reduce the time required to develop new vehicle platforms. OEMs have reduced their supplier base by awarding contracts to full-service suppliers that are able to supply complete automotive systems and modules on a global basis. The Company believes the following are the primary trends in the automotive component supply industry:

      SUPPLIER CONSOLIDATION. During the past several years, OEMs have significantly consolidated their supplier bases to lower costs, improve quality and accelerate new platform development. OEMs evaluate suppliers on the basis of product quality, cost control, reliability of delivery, product design capability, financial strength, new technology implementation, quality and condition of facilities and overall management. Suppliers that obtain superior ratings are preferred for sourcing new business.

      SYSTEM/SUBSYSTEM SOURCING. OEMs are increasingly seeking full-service suppliers capable of providing complete systems or subsystems rather than suppliers that produce only individual components of such systems or subsystems. A system is a group of component parts that operate together to provide a specific engineering driven functionality whereas a subsystem is a group of component parts that are assembled and shipped to the OEM for installation in a vehicle as a unit. By outsourcing complete systems or subsystems, OEMs are able to reduce their costs associated with the design and integration of different components and improve quality by requiring suppliers to assemble and test major portions of the vehicle prior to beginning production.

      GLOBAL SOURCING. OEMs are positioning themselves to reach emerging markets in a cost-effective manner by seeking to design and produce "world cars" which can be designed in one vehicle center to a single global standard but produced and sold in different geographic markets, thereby allowing OEMs to reduce design costs and take advantage of low-cost manufacturing locations. Consequently OEMs are increasingly seeking suppliers that have the capability to design and manufacture their products in multiple geographic markets.

PRODUCTS

  The following table sets forth the percentage of net sales attributable to each product category of the Company for the periods indicated(1):

                                                     PRO FORMA
                                   FISCAL YEAR      FISCAL YEAR
                               --------------------
                               1996    1997    1998    1998(2)
                               ----    ----    ---- -----------

Electronics and sensors......  70.1%   33.6%   14.9%   12.2%
Airbags and inflators........  22.9     9.4    24.1    27.1
Steering wheels..............   4.5    33.4    25.1    20.6
Seatbelt systems.............    --      --    23.1    29.5
Interiors and plastics.......    --    22.9    12.4    10.2
Other........................   2.5     0.7     0.4     0.4
                              -----   -----   -----   -----
Total........................ 100.0%  100.0%  100.0%  100.0%
                              =====   =====   =====   =====

-------------
(1) For information regarding net sales, operating income and identifiable assets attributable to the geographic regions in which the Company operates, see Note 14 to Consolidated Financial Statements included elsewhere in this Annual Report.
(2) Gives effect to the SRS Acquisition as if it occurred on July 1, 1997.

 ELECTRONICS AND SENSOR PRODUCTS

  The Company's principal electronics and sensor product lines consist of proprietary electronic and electromechanical sensors ("EMS sensors"), as well as relay and reed switch products. In response to OEMs' increased reliance upon electronic sensing systems, the Company, in conjunction with Siemens, is developing its own advanced electronic sensing devices. The most important of these devices is the Restraints Control Module ("RCM")--the "brain" of the intelligent occupant protection system being developed by the Company. The RCM serves as both an electronic crash sensor (replacing multiple EMS sensors in prior generation systems) and a diagnostic module. Future generations of RCMs are also expected to interpret information received from occupant detection sensors (which will identify occupant presence, size and location) and rollover sensors, both of which are currently being developed by the Company, and in turn initiate a tailored response utilizing variable output airbags and seatbelt pretensioners.

  The Company is also a leading producer of EMS sensors. These crash sensors detect a change in velocity of the vehicle by, in the case of the Company's patented "ball-in-tube" technology, the movement of a gold-plated ball through a finely machined tube, which closes an electrical circuit causing the initiation of the airbag. While the Company's production of EMS sensors has declined and is expected to continue to decline due to the increased functionality of electronic sensors, the research and modeling used to develop these devices is applicable to the newer generation electronic sensing devices currently being developed by the Company.

  In addition to crash and occupant detection, the Company's sensing devices can be used in a number of other automotive and non-automotive products. Reed switches are used to sense position or proximity in a wide range of commercial equipment, such as photocopy machines, exercise equipment, security systems and cellular phones. They also have potential applications as seat position sensors and seatbelt engagement sensors. These applications are part of intelligent occupant protection systems. The Company also has a full range of pressure sensors and accelerometers which utilize its silicon micro machined sensor technology. These products can be used to detect acceleration pressure or angular rate changes and have a number of applications including rollover sensing, electronically controlled suspension, anti-lock braking, fuel vapor recovery, manifold absolute pressure products and monitoring refrigerant pressure, combustion pressure, fuel levels and brake line and tire pressure.

  The Company has recently developed the Tailorable Occupant Protection System ("TOPS"), which incorporates occupant-position sensors, weight sensors and seat-buckle sensors. These sensing systems work together with the Company's passive restraints, seatbelts, electronics and algorithms to determine the occupant's size and position as well as the presence of a child safety seat. The Company has also recently developed the dynamic occupant position test sled, which utilizes sensors located in a vehicle instrument panel to determine if an occupant will be placed out of position relative to the automobile's airbag, during pre-impact braking conditions. The test sled will work in conjunction with the Company's occupant sensing system to provide the maximum and appropriate level of occupant protection during vehicular crashes.

 AIRBAG AND INFLATOR PRODUCTS

  The Company offers airbags and inflators for driver-side, passenger-side and side-impact systems used by OEMs in North America, Asia and Europe. The Company offers a variety of inflators and modules, including sodium azide-based pyrotechnic inflators and all-solid propellant, non-azide Eco-Safe/TM/ inflators for driver-side applications, and a hybrid (combination solid and gas generant) side-impact inflator. All of the Company's inflators can be tailored to provide a variety of inflation levels to satisfy applications from depowered systems (to address concerns for the safety of children and adults of small stature) to full output systems. The Company is vertically integrated and manufactures most of the components used in airbag modules including airbag fabric, inflators and the airbag module cover.

  The Eco-Safe/TM/ inflator represents the Company's newest generation of environmentally friendly, compact inflators. In addition to the Company's thorax and head/thorax Twin-Bag/TM/ side-impact module designs, the Company has in development a head curtain airbag system that features both inflated and non-inflated surfaces working together to offer a wide side-protection area. For the next generation intelligent occupant protection system, the Company is developing variable mass flow deployment inflators. The Company has also been addressing the need for improved side-impact protection and recently announced the SoftPak/TM/ head/thorax module with a patented venting system and crescent cushion fold. This technology is designed to improve the protection of occupants who may not be in a standard seated position. The Company also offers a self-contained all-mechanical driver-side airbag module and steering wheel. The entire system can be used to replace an existing steering wheel with an airbag equipped steering wheel system on a vehicle manufactured without a driver-side airbag.

 SEATBELT SYSTEMS

  As a result of the SRS Acquisition, the Company designs, develops and manufactures complete seatbelt systems. Seatbelt systems include retractors, buckles, seat-integrated belts, electric and mechanical height adjusters and pyrotechnic and mechanical pretensioners, which are devices that remove slack from a seatbelt system within milliseconds of a collision. The Company is a vertically integrated manufacturer of the webbing, metal and plastic components and finishing of seatbelt systems.

  The Company is a leader in the development of seatbelts that are integrated into the seats of the vehicle, as opposed to being attached to the upper part of the interior known as the "B-pillar." Seat-integrated belts offer comfort, convenience and appearance benefits to drivers and passengers, while providing styling and assembly benefits to OEMs.

 STEERING WHEELS

  The Company believes that it is the world's largest independent manufacturer of steering wheels, supplying steering wheels to OEMs in North America, Europe and Asia. The Company's steering wheel products range from high-end steering wheels trimmed with higher quality wood and leather for luxury and high performance automobiles to molded plastic steering wheels for lower-priced, higher volume vehicles. The Company is vertically integrated and finishes the steering wheels it produces with leather wrapping or wood finishing.

CUSTOMERS

  The Company supplies its products primarily to automotive OEMs in North America, Europe and Asia. The Company's products are included in over 400 vehicle models manufactured by more than 45 OEMs. In addition to its OEM customers, the Company sells its reed switch and silicon sensor products to a number of manufacturers of both automotive and non-automotive equipment. During fiscal 1998, sales to Fiat, GM, Chrysler and Ford accounted for 20%, 19% 19% and 16% of the Company's net sales, respectively. None of the Company's other customers accounted for more than 10% of the Company's net sales in fiscal 1998.

  The Company's OEM customers typically award contracts to supply products for a particular car model for the life of the model (which averages five years) (a "program"). Such contracts are awarded two or three years prior to the start of production of such model and do not require the OEM to purchase any specified quantities of products. The Company also competes for new business to supply products for successor models and thus is subject to the risk that the OEM will not select the Company to produce products for a successor model. Consequently, the Company is required to bid for contracts on a continuous basis in order to maintain stable revenues. Because the Company supplies products for a broadcross-section of both new and mature models, the Company is not dependent on sales attributable to a single program and thus generally the loss of any single program should not have a material adverse effect on the Company's results of operations. However, although the agreements with OEMs typically extend for life of the model, such agreements may be terminable by the customer during the term of the contract.

     The Company warrants to its OEM customers that its products are free from defects and that they meet certain OEM designated specifications. The OEMs in turn offer product warranties to the purchasers of vehicles. In some instances of common complaint, the automobile manufacturer will institute a vehicle recall or will be required by a governmental agency to conduct a recall. As a result, from time to time, the Company has received claims against it and requests for payment from its OEM customers to remedy complaints made by the purchasers of vehicles. There can be no assurance that the Company will not incur substantial warranty or recall expense the future. Such complaints and the related expenses could have a material adverse effect on the Company's relationship with its OEM customers and on its financial condition and results of operations.

SALES AND ENGINEERING SUPPORT

  The Company generally competes for new business at the beginning of the development process for new vehicle models. The Company also competes for new business upon the redesign of existing models by its customers or, in the case of inflators and modules, as a replacement supplier for existing models.

  OEM customers typically require early involvement of their suppliers in the design and engineering aspects of product development. Automobile manufacturers seek the Company's assistance in sensor and system design and calibration so that particular characteristics of each vehicle model are taken into account. Through the lengthy vehicle design process, sensors and systems are repeatedly evaluated by the Company in simulations and sled tests, culminating in the testing of finished vehicles with installed prototype sensors and systems to ensure compliance with standards and specifications of the federal government and manufacturers' safety requirements. The Company has dedicated certain of its engineering staff to the support of its major customers.

  The Company also supports its customers with its proprietary computer modeling programs that simulate sensor and system performance using vehicle data supplied by the customer. Using this software, the Company assists its customers in determining calibration and installation location and adapting the Company's products for use in the customer's vehicles. The Company's programs can also provide customers with computer modeling of occupant motion and injury during a simulated crash, crash pulse and inflator optimization and finite element analysis of vehicle and component structures.

  In December 1997, the Company and Siemens agreed to form BSRS. When fully operational over the next several years, BSRS is expected to assume the sales and marketing functions for both the Company's and Siemens' integrated occupant protection systems and components. It is anticipated that all sales and marketing and program management personnel relating to JV Systems and components will be employed by BSRS (although initially certain sales and marketing personnel will be leased by the Company to BSRS) and that billing and collection activities will be handled by BSRS on a pass-through basis. Accordingly, the Company expects its sales and marketing staff and related expenses to decrease as BSRS begins to conduct the sales and marketing functions. The Company expects that the Company and Siemens will be required to fund such expenses incurred by BSRS. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview--BSRS".

SUPPLIERS AND RAW MATERIALS

  The Company purchases many of the components for its products (including certain plastic parts, stampings, magnets, inflators, precision steel balls, contacts, electronic assemblies, wire harnesses, airbag doors/covers, printed wire boards, ignitor assemblies, labels, aluminum propellant cups, rubber/silicon seals, aluminum, leather) and raw materials (including chemicals for the production of inflator propellent, resin and hardener for potting compound, impacted aluminum blanks, steel rod, raw stampings to be welded, airbag fabric, and wire harness sub-components) from third parties pursuant to supply agreements.

  The Company has agreements to purchase most or all of its requirements for certain components from single sources, typically when the tooling for such is reimbursed by the OEM customer. Examples include certain plastic parts, stampings, magnets, contacts, certain electronic assemblies, certain wire harnesses, airbag doors/covers, inflators, ignitor assemblies, aluminum propellent cups and resin and hardener for the potting compound. The Company believes that alternative sources for these single source items are available at competitive prices. The Company has not experienced any interruptions in supply in recent years, and its relationships with its suppliers have generally been good.

PROPRIETARY RIGHTS

  The Company currently owns 355 United States patents and 505 foreign patents. The Company has also trademarked eight names in the United States and 176 names in certain other countries. While the Company considers its patents and trademarks to be valuable assets, it does not believe that its competitive position is dependent on patent or trademark protection or that its operations are dependent on any individual patent. There can be no assurance that the protection offered by any patents will be adequate to protect the Company's rights and interests in its technology.

RESEARCH AND DEVELOPMENT

  The Company places significant emphasis on new product and technology development and has increased its research and development activities in each of the last three years. During fiscal 1996, 1997 and 1998, engineering, research and development expenses were $23.6 million, $36.1 million and $73.2 million, respectively. The Company's research and development activities are currently focused primarily on the development of new intelligent occupant protection systems, next-generation inflator technologies and enhancements or cost improvements to existing products and applications engineering. When fully operational over the next several years, BSRS is expected to assume the research, development and engineering functions for both the Company's and Siemens' integrated occupant protection systems. Accordingly, the Company expects its research, development and engineering staff and expenses to decrease as BSRS begins to conduct these research, development and engineering functions. The Company expects that the Company and Siemens will be required to fund all such expenses incurred by BSRS. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview--BSRS".

COMPETITION

  The Company competes with independent suppliers and partially or fully integrated manufacturers of occupant protection systems and other automotive components. In addition, many of the Company's customers are integrated manufacturers that produce or could produce a substantial portion of their own requirements for certain components. Increased competition, pricing pressures and the demands of OEMs have caused an industry-wide trend toward consolidation. The Company competes primarily on the basis of its product quality, price, reliability of delivery, product design capability and engineering support, financial strength, new technology implementation, production capabilities and geographic service area. In addition, the ability to introduce new products to the market has become an increasingly important factor in maintaining a competitive position in the market.

    The Company's principal competitors in the integrated occupant protection system market are TRW, Autoliv, Delphi and Takata. These competitors produce most of the components comprising their integrated systems. Further, these companies have significant financial and other resources and are able to compete as global suppliers. The Company's principal competitors in the market for electronics and sensors are TRW, Bosch, Autoliv, Temic, Delphi (through Delco) and Nippondenso and Ford Visteon. The Company's principal competitors in the market for inflators and airbags are Autoliv, Takata, TRW, OEA and Tally, which offer inflator products on a worldwide basis, and Temic, which offers inflator products in Europe. The Company competes for sales of steering wheels in North America with TRW, Autoliv, Centoco, Toyoda Gosei and Neaton, and in Europe with Autoliv, Dalphi Metal, Delphi and Petri. The Company's principal competitors for sales of seatbelts are Autoliv, Takata and TRW.

GOVERNMENT REGULATION

 AUTOMOTIVE REGULATIONS

  Airbag systems installed in automobiles sold in the United States must comply with government regulations, including those which require the installation of passive restraint devices in all new cars, light trucks and vans. In order to comply with these regulations, airbag systems must meet specifications intended to ensure that certain types of injuries occurring as a result of specified crash conditions fall within established severity levels. The Company's customers are required to self-certify that airbag systems installed in vehicles sold in the United States satisfy these requirements.

 ENVIRONMENTAL REGULATIONS

  The Company uses various hazardous and toxic substances in its manufacturing processes including certain solvents and lubricants, as well as sodium azide and other pyrotechnic materials. The Company's operations are subject to numerous federal, state and local laws, regulations and permit requirements relating to the handling, storage, disposal and transportation of certain of these substances. The Company's foreign operations are also subject to various environmental and transportation-related statutes and regulations. Generally, these foreign requirements tend to be no more restrictive than those in effect in the U.S. The Company believes that it is in compliance in all material respects with existing laws and regulations and has obtained or applied for all material permits necessary to conduct its business. Although no assurance can be given, the Company does not believe that compliance with existing environmental or other governmental laws or regulations will have a material adverse effect on its results of operations or financial condition.

PRODUCT LIABILITY

     The sale of the Company's products entail an inherent risk of product liability claims. Although the Company maintains product liability insurance covering certain types of claims, the Company's policies are subject to substantial deductibles and there can be no assurance that the coverage limits of the Company's insurance policies will be adequate or that any particular loss will be covered. Such insurance can be expensive and in the future may not be available on acceptable terms, if at all. A successful claim brought against the Company not covered by the Company's insurance or resulting in a recovery in excess of its insurance coverage could have a material adverse effect on the Company's financial condition and results of operations.

BACKLOG

     The Company's automotive customers typically award contracts to supply products for a particular car model for the life of the model (which averages five years). Such contracts do not require the OEM to purchase any specified quantities of products. With respect to these customers, the Company generally does not manufacture or ship products until it has received a purchase order and material release which specifies the quantity ordered and specific delivery dates. Generally these orders are shipped within two weeks of receipt of the final material release. With respect to the Company's non-automotive customers, products are produced for stock based on sales forecasts and historical demand. The backlog at June 30, 1998 was not material.

EMPLOYEES

  As of June 30, 1998, the Company had approximately 16,300 full-time employees worldwide. Certain of the Company's North American employees and most of its overseas employees are unionized. The Company has not experienced any significant work stoppages during the past three years and considers its relations with its employees to be good. During the three months ended December 31, 1997, the Company began implementing its Repositioning Program (See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview -- Repositioning Program" under Item 7 in this Annual Report) pursuant to which the Company plans to reduce its global workforce by 25% (or approximately 4,900 employees). The Company currently expects the reduction in its global workforce to be substantially completed by March 31, 1999.

ITEM 2.  PROPERTIES

   As of June 30, 1998, the Company owns or leases manufacturing, sales and engineering facilities located throughout the United States, Mexico, and Europe. The Company's principal executive offices are located in Lakeland, Florida in
buildings owned by the Company.   The Company believes that its existing
production capacity is adequate to service existing demand for the Company's products. The Company considers its plants and equipment to be in good condition. The Company believes that, if necessary, suitable additional or alternative facilities would be available to accommodate the Company's needs on commercially reasonable terms.

   The following table provides, as of June 30, 1998, certain information regarding the Company's significant facilities (in excess of 25,000 square feet):


Location                     Type of Interest            Description of Use
--------                     ----------------            ------------------

Lakeland, FL...............  Owned                       Corporate Headquarters;
                                                         Manufacturing and
                                                         Engineering
Brownsville, TX............  Owned                       Distribution and Administration
Farmington Hills, MI.......  Leased                      Technical Center: Engineering,
                                                         Sales, Customer Support
                                                         and Research &
                                                         Development
Valle Hermosa, Mexico......  Owned                       Manufacturing
Matamoros, Mexico..........  Owned                       Manufacturing
Grabill, IN................  Owned                       Manufacturing
Birmingham, England........  Owned                       Manufacturing
Lake Mills, WI.............  Leased                      Manufacturing, Sales and
                                                         Engineering
Aqua Prieta, Mexico........  Owned                       Manufacturing
Diss, England..............  Owned                       Manufacturing
Torino, Italy..............  Leased                      Manufacturing
Tregnano, Italy............  Owned                       Manufacturing
Milan, Italy...............  Leased                      Administrative, Sales and Design
Aszar, Hungary.............  Owned                       Manufacturing
Juarez, Mexico.............  Owned                       Manufacturing
Torino, Italy..............  Leased                      Manufacturing
Aqua Prieta, Mexico........  Leased                      Manufacturing
Torino, Italy..............  Owned                       Manufacturing
Carlisle, England..........  Leased                      Manufacturing
Milan, Italy...............  Leased                      Manufacturing
Maryville, TN..............  Owned                       Manufacturing
Milan, Italy...............  Leased                      Manufacturing
Greenville, AL.............  Owned                       Manufacturing
Torino, Italy..............  Owned                       Manufacturing
Knoxville, TN..............  Leased                      Manufacturing
Sterling Heights, MI.......  Leased                      Administrative, Research & Development
Frosinone, Italy...........  Owned                       Manufacturing


Location                     Type of Interest            Description of Use
--------                     ----------------            ------------------
El Paso, TX................  Leased                      Manufacturing
Waterloo, Ontario, Canada..  Leased                      Manufacturing
Knoxville, TN..............  Leased                      Warehouse
Matamoros, Mexico..........  Owned                       Manufacturing
Tamaulipas, Mexico.........  Leased                      Manufacturing


ITEM 3.  LEGAL PROCEEDINGS

   On April 16, 1998, the Company was served with a complaint in the matter of Takata Corporation ("Takata") v. AlliedSignal, Inc. and Breed Technologies, Inc., (United States District Court, District of Delaware, case no. 98-94). The original complaint alleged patent infringement on the part of the Company relating to the production of two seatbelt retractors formerly manufactured by AlliedSignal and now manufactured by the Company. The suit seeks monetary damages and injunctive relief. Under the Asset Purchase Agreement relating to the SRS Acquisition (the "APA"), AlliedSignal is required to indemnify the Company (on a net after tax basis) against any monetary damages incurred by the Company in connection with this lawsuit, including any reasonable royalties that might be paid in respect of sales made through February 2000. The complaint was subsequently amended to include allegations of infringement relating to four additional products. The Company has counterclaimed that Takata is infringing a patent owned by the Company. Under the APA, any liability for the additional claims of Takata is to be shared equally with AlliedSignal, including any reasonable royalties that might be paid in respect of sales made through April 2000. Both the Company and AlliedSignal are vigorously defending this matter. While the outcome of this lawsuit cannot be predicated with certainty, based upon currently available information, the Company does not believe that this lawsuit will have a material adverse effect on the Company's financial condition or results of operations.

   In addition, the Company is party to other litigation incidental to its business from time to time. The Company is not currently a party to any litigation that the Company believes, if determined adversely to the Company, would have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Not applicable.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

COMMON EQUITY

   The Common Stock of the Company is traded on the New York Stock Exchange under the symbol "BDT." The table below sets forth the high and low sales prices of the Common Stock during the periods indicated. The Company paid cash dividends aggregating approximately $8.9 million ($0.28 per share) and approximately $2.4 million ($0.07 per share) in fiscal 1997 and 1998, respectively.

                                     Price Range
                                  ----------------
                                   High      Low
                                  ------    ------
FISCAL 1997
First Quarter...................  27 7/8    18 1/2
Second Quarter..................  28 1/2    22 5/8
Third Quarter...................  27 1/4    19 1/4
Fourth Quarter..................  23        17 3/8

FISCAL 1998
First Quarter...................  24 1/2    18 1/4
Second Quarter..................  25 3/8    17 3/4
Third Quarter...................  24 1/4    17 3/16
Fourth Quarter..................  23 1/2    15
____________

          As of September 21, 1998, there were approximately 853 holders of record of the Company's Common Stock .

          Determinations to pay cash dividends are at the discretion of the Board of Directors of the Company, and the actual payment of any such cash dividends in the future will depend upon the Company's results of operations, earnings, capital requirements, contractual restrictions, and other factors deemed relevant by the Company's Board. Under the Company's New Credit Facility and Indenture (both as hereinafter defined), the Company's ability to pay dividends is restricted, and the Company does not anticipate paying cash dividends on the Common Stock in the foreseeable future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Liquidity and Capital Resources."

ITEM 6.  SELECTED FINANCIAL DATA

          The selected consolidated financial data set forth below for, and as of the end of, each of the years in the five-year period ended June 30, 1998 are derived from the consolidated financial statements of the Company, of which (i) the financial statements for fiscal 1994 and 1995 were audited by KPMG Peat Marwick LLP and (ii) the financial statements for fiscal 1996, 1997 and 1998 were audited by Ernst & Young LLP. The following data should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the Company and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report.

                                                                           FISCAL YEAR
                                                         ------------------------------------------------
                                                           1994     1995      1996      1997      1998
                                                         --------  -------  --------  --------  ---------
                                                                      (DOLLARS IN MILLIONS)
STATEMENT OF OPERATIONS DATA(1):
 Net sales.............................................   $324.7    $401.0   $431.7    $794.9   $1,385.3
 Cost of sales(2)......................................    206.8     244.6    277.1     631.3    1,201.4
                                                          ------    ------   ------    ------   --------
 Gross profit..........................................    117.9     156.4    154.6     163.6      183.9
 Selling, general and administrative expenses..........     28.9      33.1     38.2      70.6       78.6
 Engineering, research and development expenses........     14.8      18.5     23.6      36.1       73.2
 Repositioning Charge(3)...............................       --        --       --        --      177.0
 Impairment Charge(4)..................................       --        --       --        --       82.5
 R&D Write-Off(5)......................................       --        --       --        --       77.5
 Amortization of intangibles...........................       --       0.3      2.0       6.3       19.3
                                                          ------    ------   ------    ------   --------
 Operating income (loss)...............................     74.2     104.5     90.8      50.6     (324.2)
 Interest income (expense), net........................      0.5       0.7     (1.1)    (24.5)     (83.2)
 Other income (expense), net...........................     (1.7)      4.9      8.6       3.5       (1.4)
                                                          ------    ------   ------    ------   --------
 Earnings (loss) before income taxes, distributions
  on Preferred Securities and extraordinary item.......     73.0     110.1     98.3      29.6     (408.8)
 Income taxes (benefit)................................     28.4      37.8     35.3      14.8      (60.2)
 Distributions on Preferred Securities.................       --        --       --        --       10.0
                                                          ------    ------   ------    ------   --------
 Earnings (loss) before extraordinary loss.............     44.6      72.3     63.0      14.8     (358.6)
 Extraordinary loss, net of tax benefit................       --        --       --        --       10.0
                                                          ------    ------   ------    ------   --------
 Net earnings (loss)...................................   $ 44.6    $ 72.3   $ 63.0    $ 14.8   $ (368.6)
                                                          ======    ======   ======    ======   ========
PER SHARE DATA:
 Basic earnings (loss) per common share:
   Earnings (loss) before extraordinary loss...........   $ 1.43    $ 2.30   $ 2.00    $ 0.47   $ (10.73)
   Extraordinary loss..................................       --        --       --        --      (0.30)
                                                          ------    ------   ------    ------   --------
   Net earnings (loss).................................   $ 1.43    $ 2.30   $ 2.00    $ 0.47   $ (11.03)
                                                          ======    ======   ======    ======   ========
 Diluted earnings (loss) per common share:
   Earnings (loss) before extraordinary loss...........   $ 1.43    $ 2.29   $ 1.99    $ 0.47     (10.73)
   Extraordinary loss..................................       --        --       --        --      (0.30)
                                                          ------    ------   ------    ------   --------
   Net earnings (loss).................................   $ 1.43    $ 2.29   $ 1.99    $ 0.47   $ (11.03)
                                                          ======    ======   ======    ======   ========
OTHER DATA:
 Capital expenditures..................................   $ 23.6    $ 69.3   $ 45.4    $ 75.9   $   67.8
 Depreciation and amortization.........................      8.9      13.9     20.1      48.5       61.5
 EBITDA(6).............................................     83.1     118.4    110.9      99.1      102.7
 Cash interest expense(7)..............................      1.1       0.8      2.7      26.8       68.9
 Ratio of EBITDA to cash interest expense..............     75.5x    148.0x    41.1x      3.7x       1.5x
 Ratio of earnings to fixed charges(8).................     52.3x     92.7x    33.8x      2.0x        --

                                                 AS OF JUNE 30,
                                 --------------------------------------------
                                    1994    1995    1996     1997      1998
                                   ------  ------  ------  --------  ---------
BALANCE SHEET DATA:
  Working capital................. $ 94.7  $ 75.5  $ 90.2   $(47.2)  $  (13.9)
  Total assets....................  206.3   278.7   503.8    877.2    1,649.9
  Total debt......................   11.6    13.6   162.8    423.4      898.0
  Preferred Securities............     --      --      --       --      250.0
  Total stockholders' equity......  151.2   218.7   275.1    266.4      (11.8)

-------------
(1) The Company has completed eleven acquisitions since August 1994. Consequently, the results of operations of the Company have been significantly impacted by the results of operations and the integration and acquisition costs relating to these acquisitions and, accordingly, comparisons of results of operations for fiscal 1996, 1997 and 1998 and are not as meaningful as comparisons of results in prior periods.

(2) Includes the December COS Charge and June COS Charge (both as defined herein). For a description of The December COS Charge and June COS Charge, see "Management's Discussion and Analysis of Financial Condition and Results of Operations --Overview--Repositioning Program--Other Special Charges --December 1997" and --Special Charge --June 1998," respectively.

(3) For a discussion of the Repositioning Charge (as defined herein), see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview--Repositioning Program--Other Special Charges December 1997" and "--Special Charge--June 1998," respectively.

(4) For a discussion of the Impairment Charge, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview-- Impairment Program--Impairment Charge."

(5) For a discussion of the R&D Write-Off (as defined herein), see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview--Repositioning Program--Repositioning Charge."

(6) EBITDA represents operating income (loss) plus (i) depreciation and amortization and (ii) the December 1997 Charges (as hereinafter defined). EBITDA is presented because it is a widely accepted financial indicator of a company's ability to service debt. EBITDA should not be considered as an alternative measure of operating results or cash flow from operations (as determined in accordance with generally accepted accounting principles).

(7) Cash interest expense reflects, for the applicable period, aggregate interest expense during such period minus non-cash interest expense during such period attributable to the amortization of deferred financing costs. Non-cash interest expense was $16.9 million for fiscal 1998.

(8) For purposes of computing the ratio of earnings to fixed charges, earnings consist of earnings before income taxes and extraordinary items plus fixed charges. Fixed charges consist of interest expense, whether expensed or capitalized, amortization of debt issuance costs and an estimated portion of rental expense that is representative of the interest factor in such rentals. Earnings were insufficient to cover fixed charges by $408.9 million for fiscal 1998. The ratio of earnings to fixed charges for fiscal 1998 reflects the December 1997 Charges (as hereinafter defined).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the Company included elsewhere in this Annual Report.

OVERVIEW

   During the past several years, OEMs have begun consolidating their supplier base by awarding contracts to full-service suppliers that are able to supply complete automotive systems and subsystems on a global basis. In response to this trend, the Company has pursued strategic acquisitions and joint ventures and internal product development programs that have enabled the Company to evolve from predominantly the producer of a single product--EMS sensors--to a leading manufacturer of all of the components required for complete, integrated occupant protection systems. The Company believes that this capability positions it to better respond to this trend.

   The Company anticipates that the prices of automotive occupant protection systems and components such as those sold by the Company will continue to decline over the next several years as a result of competitive pressures and OEM requirements. The Company's future profitability, therefore, will depend, among other things, on its ability to continue to reduce its per-unit costs and maintain a cost structure, internally and with its suppliers, that will enable it to offer competitive prices. There can be no assurance that the Company will be successful in doing so. Further, the automobile market is cyclical and dependent on general economic conditions. Further, declines in car production in the United States or in markets outside the Untied States could have a material adverse effect on the Company's financial condition and results of operations. In addition, most of the Company's customers are unionized and may, from time to time, experience labor disruptions. Any disruption in production by one or more of the Company's customers could have an adverse effect on the Company's financial condition and results of operations.

   The recent results of operations of the Company have been significantly impacted by the results of operations and the integration and acquisition costs relating to acquisitions and, accordingly, comparisons of results of operations for fiscal 1998, 1997 and 1996 are not as meaningful as comparisons of results in prior periods.

 REPOSITIONING PROGRAM

   Overview. The rapid growth experienced by the Company and the demand of integrating acquired businesses has out paced the development of the Company's corporate infrastructure and systems. In addition, the Company believes that its cost structures and working capital requirements have increased to unacceptable levels. Consequently, during the first quarter of fiscal 1998, management initiated a review of its global operations, cost structure and balance sheet directed at reducing its operating expenses, manufacturing costs and increasing productivity. This review focused on operational systems, organizational structures, facility utilization, product offerings, inventory valuation and other matters including, without limitation, the deterioration of business conditions at certain acquired businesses. As a result of this review, during the quarter ended December 31, 1997, the Company formulated a repositioning plan (the "Repositioning Program") which is intended to: (i) enhance the Company's competitiveness and productivity, (ii) reduce costs and increase asset control and (iii) improve processes and systems.

   The Repositioning Program consists primarily of a 25% planned reduction in the Company's global workforce (or approximately 4,900 employees) through the elimination of redundant and overlapping positions resulting from recent acquisitions as well as reducing personnel required at USS and Custom Trim due to deteriorating business conditions at such businesses, the consolidation of the Company's manufacturing, sales and engineering facilities primarily in North America and Europe through the closing of approximately 50% (or 32) of its manufacturing facilities and 33% (or 10) of its sales and engineering facilities (which includes certain facilities being consolidated due to deteriorating business conditions at USS and Custom Trim), and the disposal of certain non-core assets. The Company expects the Repositioning Program to generate approximately $855 million in aggregate cumulative cost savings (which includes approximately $780 million of cash savings), which will be realized over the five-year period ending June 30, 2002. As of June 30, 1998, actions taken by the Company in connection with the Repositioning Program have resulted in approximately $70 million in annual cost savings to the Company. The Company believes that the benefit of the cost savings during fiscal 1999 attributable to the Repositioning Program will be offset in part due to deteriorating business conditions at USS and Custom Trim.

   Repositioning Charge. In connection with the Repositioning Program, the Company recorded a $177.0 million charge during the three months ended December 31, 1997 (the "Repositioning Charge"), which included the following: (i) $30.8 million relating to planned work force reductions; (ii) $31.4 million relating to proposed facility consolidations (not including any SRS facilities); (iii) $10.6 million relating to the write-down of goodwill associated with the disposal of long-lived assets; (iv) $41.3 million relating to the write-down to net realizable value of certain long-lived assets in connection with the Gallino Disposition (as defined herein); and (v) $62.9 million relating to the write-down of impaired production and other equipment and the related goodwill and the write-off of assets used to manufacture products being replaced by new technologies.

   The Impairment Charge. During the quarter ended December 31, 1997, the Company recorded a $82.5 million impairment charge (the "Impairment Charge") relating to the write-down of goodwill and other long-lived assets at USS due to deteriorating business conditions, reflecting the Company's determination that a material diminution in the value of USS had occurred. When the Company acquired USS in October 1996, it was aware that USS's largest OEM customer (which accounted for approximately 50% of USS's revenues) had awarded a significant portion of its business (which related to one platform) to a competitor of USS, signaling the OEM's intention to source steering wheels and airbag modules from one supplier as a unit, instead of as separate components from two suppliers, provided the supplier had an approved airbag module. However, the Company believed it could recover this business by negotiating to supply the steering wheel component to the competitor because the competitor, although it had an approved airbag module, did not manufacture steering wheels. At the same time, the Company worked to have its airbag module approved by the OEM to position it to compete with respect to other platforms manufactured by that OEM, which would put the Company in the position to source USS steering wheels for those platforms.

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

   Implementation of Repositioning Program. The Company began implementing the Repositioning Program during the quarter ended December 31, 1997. As of June 30, 1998, the Company had reduced its net global workforce by approximately 2,700 employees and closed and/or sold 24 manufacturing facilities. During fiscal 1998, in connection with the proposed facility consolidations, the Company identified assets to be disposed of including property, plant and equipment at certain facilities worldwide. During fiscal 1998, the property, plant and equipment at those facilities was determined to be impaired and was written down from its aggregate carrying value of approximately $139.0 million to its estimated fair market value of $34.8 million. The Company has not yet reclassified the value of property, plant and equipment closed as a part of the Repositioning Program to assets held for sale because the amounts are not material. The Company has ceased recording depreciation for all facilities and equipment that have been identified for disposal, including Gallino's non-steering wheel business. The annual depreciation expense associated with these assets is $13.6 million.

   During fiscal 1998, the repositioning reserve was reduced by $224.7 million as a result of cash and non-cash charges. The following table sets forth the details and the cumulative activity relating to the Repositioning Charge and Impairment Charge as of June 30, 1998:


                                                                               RESERVE
                                  CHARGE TAKEN AT        CASH      NON-CASH   BALANCE AT
                                    DECEMBER 31,      REDUCTIONS  REDUCTIONS   JUNE 30,
                                    -----------       ----------  ----------  --------
                                      1997                                       1998
                                      ----                                       ----
Headcount reductions                 $ 30.8             $14.9       $  --         $15.9
Facility consolidations                31.4               2.9          9.6         18.9
Goodwill write-down                    10.6                --         10.6           --
Impairment Charge                      82.5                --         82.5           --
Gallino write-down                     41.3                --         41.3           --
Impaired assets and equipment
  write-down                           62.9                --         62.9           --
                                     ------             -----       ------        -----
      Total                          $259.5             $17.8       $206.9        $34.8
                                     ======             =====       ======        =====

   The Repositioning Program is expected to be substantially completed by March 31, 1999.

   Disruption Charges. The December 1997 Charges do not include a provision for disruption costs in accordance with generally accepted accounting principles ("GAAP"). Disruption costs are expenses incurred in connection with the closing and consolidating of manufacturing, engineering and sales facilities. Disruption costs include: (i) inefficiencies associated with consolidating manufacturing, engineering and sales facilities; (ii) unabsorbed fixed overhead; (iii) temporary increases in labor; (iv) premium freight and (v) excessive inventory scrap. GAAP requires that disruption costs be expensed as incurred and included in cost of sales. The Company incurred disruption costs of approximately $14.0 million during fiscal 1998 associated with closing and relocating manufacturing facilities in connection with the Repositioning Program. These costs were included in cost of sales.

 OTHER SPECIAL CHARGES - DECEMBER 1997

   In addition, during the quarter ended December 31, 1997, (i) in connection with the purchase price allocation for the SRS Acquisition, the Company incurred a $77.5 million charge relating to the write-off of in-process research and development for acquired technology that has not been established as technologically feasible (the "R&D Write-Off"), and (ii) the Company incurred a $28.4 million charge against cost of sales for inventory and long-term contracts relating to manufacturing processes that will be exited (the "December COS Charge"). The $28.4 million charge included $15.5 million of expected losses under a contract entered into in February 1996 (under which production began in August 1997) with a European OEM to supply side impact airbag modules, which had not been previously manufactured by the Company. This amount represented estimated losses expected to be incurred over the five-year expected life of the platform to which the contract related. These losses resulted from substantial cost overruns due to significant additional testing requirements, design engineering costs and production problems experienced in connection with that contract. The contract has since been terminated effective January 1999. The Repositioning Charge, the Impairment Charge, the R&D Write-Off and the December COS Charge are referred to herein collectively as the "December 1997 Charges."

  SPECIAL CHARGE - JUNE 1998

   During the quarter ended June 30, 1998, the Company recorded a $21.7 million special charge (the "June COS Charge") against cost of sales relating to expected losses under 28 contracts (within nine different OEMS) acquired in connection with the SRS Acquisition. These contracts are with nine different OEMs and were under production as of the acquisition date. The June COS Charge represented estimated losses expected to be incurred over the expected life of the respective platforms to which the contracts related. The Company recorded these losses during the quarter ended June 30, 1998 because it determined that they were probable and reasonably estimable.

  SHIFT IN HISTORICAL PRODUCT MIX AND PRODUCT MARGINS

   Historically, a large percentage of the Company's net sales and gross profit has been attributable to sales of EMS sensors. EMS sensors generally have higher gross margins than other products sold by the Company. Beginning in fiscal 1996, sales of EMS sensors to OEMs began to decline, reflecting OEMs' increased reliance on electronic sensors sourced internally. The Company's product mix has also been affected by recent acquisitions, which expanded product offerings having lower gross margins, particularly steering wheels and plastic trim components. In addition, the markets for automotive occupant protection systems and components are highly competitive and the Company is experiencing, and expects to continue to experience, downward pricing pressure for its products which will in turn put pressure on gross margins. The following table sets forth the percentage of net sales attributable to each product category for the periods indicated(1):



                                                                PRO FORMA
                                         FISCAL YEAR           FISCAL YEAR
                              ------------------------------
                               1996          1997      1998      1998(2)
                              ------        ------    ------   -----------
Electronics and sensors......  70.1%         33.6%     14.9%       12.2%
Airbags and inflators........  22.9           9.4      24.1        27.1
Steering wheels..............   4.5          33.4      25.1        20.6
Seatbelt systems.............    --            --      23.1        29.5
Interiors and plastics.......    --          22.9      12.4        10.2
Other........................   2.5           0.7       0.4         0.4
                              -----         -----     -----       -----
Total........................ 100.0%        100.0%    100.0%      100.0%
                              =====         =====     =====       =====

-------------
(1) Gives effect to the SRS Acquisition as if it occurred on July 1, 1997. For information regarding net sales, operating income and identifiable assets attributable to the geographic regions in which the Company operates, see
    Note 14 to Consolidated Financial Statements included elsewhere in this Annual Report.

(2) Gives effect to the SRS Acquisition as if it occurred on July 1, 1997.

 INTERNATIONAL OPERATIONS

  The Company operates primarily in North America and Europe. Net sales in North America accounted for 75%, 48% and 60% of the Company's net sales in fiscal 1996, 1997 and 1998, respectively, and net sales in Europe accounted for 25%, 52% and 37% of the Company's net sales in fiscal 1996, 1997 and 1998, respectively. The increase in net sales in Europe during fiscal 1997 was primarily attributable to the acquisition of Gallino and MOMO. Operating income attributable to North American operations was 97% and 92% in fiscal 1996 and 1997, respectively. Operating income attributable to European operations was 3% and 8% in fiscal 1996 and 1997, respectively. Operating margin attributable to both North American and European operations for fiscal 1998 was negative as a result of the December 1997 Charges. In addition, operating margin attributable to European operations is substantially lower than that generated by North American operations primarily because European net sales consist of sales of a higher proportion of low margin products, such as steering wheels, interiors and plastics.

  The Company expects that international sales will continue to account for a significant portion of its business in the future. The Company's ability to compete effectively outside the United States will depend on its ability to develop the relationships and, if demand requires, additional facilities necessary to service international customers. In addition, the Company's financial results attributable to international sales may be affected by fluctuations in currency exchange rates, increases in duty rates, difficulties in obtaining export licenses, trade and tariff regulations, political instability, difficulties or delays in collecting accounts receivable and difficulties in staffing and managing international operations. Pro forma for the SRS Acquisition, sales in Asia accounted for approximately 4.1% of the Company's net sales for fiscal 1998. In recent months, certain Asian currencies have been devalued significantly in relation to the U.S. dollar and financial markets in Asia have experienced significant turmoil. There can be no assurance that the Company's sales in Asia will not be materially adversely affected by such developments

 PRODUCT DEVELOPMENT

  In response to OEMs' increased reliance upon electronic sensing systems, the Company in conjunction with Siemens is developing its own advanced electronic sensing systems. The Company's research and development activities are currently focused primarily on the development of new intelligent occupant protection systems, next generation inflator technologies and enhancements or cost improvements for existing products. In addition, in December 1997 the Company and Siemens agreed to form BSRS. When fully operational over the next several years, BSRS is expected to assume the research, development and engineering functions for both the Company's and Siemens' integrated occupant protection systems as well as the sales and marketing activities with respect thereto.

 BSRS

  In December 1997, the Company and Siemens agreed to form BSRS, which provides for the worldwide research, development, engineering, assembly and marketing of integrated occupant protection systems. When fully operational over the next several years, BSRS is expected to assume the sales and marketing, as well as the research, development and engineering, functions for both the Company's and Siemens' integrated occupant protection systems. The Company expects that components comprising integrated occupant protection systems will continue to be produced separately by Siemens and the Company but will be sold by BSRS under trade names owned by it. Further it is anticipated that all sales and marketing and program management personnel relating to integrated occupant protection systems and components will be employed by BSRS (although initially certain sales and marketing personnel will be leased by the Company to BSRS) and that billing and collection activities will be handled by BSRS on a pass-through basis. Accordingly, the Company expects its own sales and marketing expenses, as well as its research, development and engineering expenses, to decrease as BSRS begins to conduct these functions. However, the Company will recognize its proportionate share of such expenses incurred by BSRS as the Company's interest in BSRS will be accounted for by the Company under the equity method of accounting. The Company and Siemens will be required to fund any such expenses incurred by BSRS to the extent revenues and external funding sources (such as loans from the third parties) are insufficient to cover budgeted operating expenses and capital expenditures. The Company does not anticipate that BSRS will borrow amounts from unaffiliated third parties and, consequently, the Company expects that the Company and Siemens will be required to fund all of the operating expenses of BSRS. The Company and Siemens completed formation of BSRS in June 1998.

  In the event that the BSRS is terminated, there can be no assurance that the Company will be able to rehire a sufficient number of such personnel and any inability to do so could have a material adverse effect on the Company.
Further, all significant operating decisions regarding the joint venture must be approved by Siemens and the Company. In the event of a deadlock regarding material operating decisions, either party may sell their interest in the BSRS to the other or the BSRS may be terminated. If the Company sells its interest in the BSRS or the BSRS is otherwise terminated, the Company will likely no longer have access to Siemens' expertise in sensors and electronics, which may materially adversely affect the Company's ability to develop next generation, intelligent, integrated occupant protection systems. Any failure to develop such systems would adversely affect the Company's competitive position and could have a material adverse effect on the Company's financial condition and results of operations.

  Pursuant to the joint venture agreement relating to BSRS, the Company and Siemens are required to fund the operations of the BSRS pursuant to an operating budget to be agreed upon by the parties. The New Credit Facility and the Notes will restrict the amount that the Company can invest in the BSRS. The New Credit Facility limits the Company's investments in the BSRS to $2.0 million in fiscal 1998, $10.0 million in fiscal 1999 and 2000 and $15.0 million in each year thereafter provided that the Company may make investments in the BSRS in excess of the specified amounts beginning in fiscal 2000 and thereafter if, after adding such specified amounts to consolidated fixed charges (as defined in the New Credit Facility), the Company is in compliance with the covenants in the New Credit Facility. Any inability to make sufficient investments in the BSRS could have a material adverse effect on the operations of the BSRS.

  OTHER DEVELOPMENTS

  Custom Trim. During the quarter ended December 31, 1997, it became apparent that a number of significant customers of Custom Trim intended to shift suppliers or to internalize their leather wrapping functions. Consequently, the Company concluded that it could expect a material decline in revenues from lost business and price reductions aimed at retaining business attributable to Custom Trim's historical business. The Company also concluded that it would not be able to replace these customers with new customers in the foreseeable future.

  Gallino Disposition. In July 1996, the Company acquired Gallino, a manufacturer of steering wheels and plastic interior and exterior parts based in Italy. During the quarter ended June 30, 1997, the Company committed to a plan to dispose of the plastic interior and exterior parts business of Gallino (the "Gallino Disposition"). The Company is currently in negotiations with two third parties relating to the sale of substantially all of this business. Under both proposals, the Company would retain at least a 10% interest in the business subject to the Gallino Disposition.

RESULTS OF OPERATIONS

 FISCAL 1998 COMPARED TO FISCAL 1997

  Net Sales. Net sales for fiscal 1998 increased 74% to $1,385.3 from $794.9 million for fiscal 1997. The increase in net sales was primarily due to the acquisitions of USS in October, 1997, Custom Trim in February 1997 and SRS in October 1997. These three acquisitions accounted for approximately $695.0 million of the increase in net sales. The increase in net sales in fiscal 1998 was partially offset by a $7.1 million reduction in net sales attributable to the strike at General Motors (which began June 1998), decreased sales due to deteriorating business conditions at USS and Custom Trim and a decrease in sales of EMS sensors, inflators and airbag modules and steering wheel products. The Company was impacted by the strike across all product categories. The Company expects that decreased sales due to the GM strike and the usual shutdown of the Company's European plants during August 1998 will materially adversely impact net sales for the first quarter of fiscal 1999. The Company expects that net sales attributable to USS and Custom Trim will continue to decline significantly during fiscal 1999 due to the loss of business (and the failure to replace such business on a timely basis with new business) and industry-wide pricing pressures.

  EMS sensor sales decreased 33% to $111.4 million in fiscal 1998 from $165.1 million for fiscal 1997. These decreases are due to lower demand as major customers continued to shift from EMS to Electronic sensors that are sourced internally. The company believes that the reduction in revenues for EMS sensors will continue to decline in the foreseeable future.

  Inflator and airbag modules sales (excluding SRS) decreased 6% to $68.8 million for fiscal 1998 from $74.3 million in fiscal 1997. The decrease was primarily due to the planned phase-out of all mechanical airbag systems at Chrysler and Fiat and the reduction of shipments of inflators and airbags to customers in Asia due to the economic situation in Asia.

  Cost of Sales. Cost of sales increased 90% to $1,201.4 million in fiscal 1998 from $631.3 million for fiscal 1997. The increase primarily reflected the additional production costs of $597.4 million resulting from the acquisition of USS and Custom Trim in fiscal 1997 and the acquisition of SRS in fiscal 1998.
In addition, the Company incurred approximately $14.0 million of disruption costs associated with the closing, sale and/or relocation of 15 manufacturing facilities in connection with the Repositioning Program and the ongoing relocations of manufacturing facilities, as well as the $28.4 million December COS Charge and $21.7 million June COS Charge, in the quarter ended December 31, 1997.

  Gross Profit. Gross profit increased 12% to $183.9 million in fiscal 1998 from $163.6 million for fiscal 1997. As a percentage of net sales, gross profit for fiscal 1998 was 13% as compared to 21% for fiscal 1997. The decrease in gross margin was primarily attributable to (i) a shift in product mix from high margin EMS sensors to those of lower margin products, primarily steering wheels, plastics and seatbelts acquired in recent acquisitions, (ii) disruption costs,
(iii) the December COS Charge and (iv) the June COS Charge. Excluding the December COS Charge, the June COS Charge and disruption costs incurred during fiscal 1998, gross profit would have been $248.0 million, or 18% of net sales, for fiscal 1998.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 11% to $78.6 million in fiscal 1998 from $70.6 million. Selling, general and administrative expenses as a percentage of net sales decreased to 6% in fiscal 1998 from 9% in fiscal 1997. Selling, general and administrative expenses as a percentage of net sales decreased primarily as a result of the cost improvements associated with the reduction of headcount and reduced spending associated with the Repositioning Program.

  Research, Development and Engineering Expenses. Research, development and engineering expenses increased 103% to $73.2 million for fiscal 1998 from $36.1 million for fiscal 1997. The increase was primarily due to costs associated with acquired businesses in fiscal 1997 and 1998 of $40.0 million, an increase in spending for new product development and additional application engineering costs associated with new program launches.

  Operating Income (Loss). Operating income (loss) for fiscal 1998 decreased significantly from fiscal 1997 primarily due to the December 1997 Charges aggregating $365.4 million included in cost of sales and operating expenses as well as the $21.7 million June COS Charge and the impact of the General Motors strike (which reduced operating income by $3.5 million). Cost of sales during fiscal 1998 also reflected disruption costs of $14.0 million. Exclusive of the effects of the December 1997 Charges, the June COS Charge General Motors strike and disruption costs, operating income would have been $80.4 million, or 6% of net sales, for fiscal 1998, compared to $50.6 or 6% of net sales, for fiscal 1997.

  Interest Expense. Interest expense during fiscal 1998 increased to $85.7 million from $26.8 million for fiscal 1997. The increase in interest expense was primarily due to a $474.6 million increase in average borrowings outstanding during fiscal 1998 compared to fiscal 1997 as a result of the acquisitions of USS and Custom Trim in fiscal 1997 and SRS in fiscal 1998.

  Income Taxes.  The fiscal 1998 annual effective tax rate benefit was 14%.
This benefit reflected the impact of the December 1997 Charges (i) taken in jurisdictions where the Company may not be able to recognize the full income tax benefit due to limitations imposed by Financial Accounting Standards Statement No. 109 (SFAS 109) and (ii) no tax benefit or the write-down of goodwill included in the December 1997 Charges. SFAS 109 states that a valuation allowance is recognized if, it is more likely than not, some portion or all of the deferred tax asset will not be realized.

  Extraordinary Loss. In October 1997, the Company recorded an extraordinary loss of $0.7 million net of an income tax benefit of $0.4 million for the write-off of debt issuance costs relating to the prepayment of the two multi-currency credit agreements. In April 1998, the Company recorded an extraordinary loss of $9.2 million net of an income tax benefit of $5.0 million for the write-off of debt issuance costs relating to the New Credit Facility.

 FISCAL 1997 COMPARED TO FISCAL 1996

  Net Sales.   Net sales increased 84.1% to $794.9 million in fiscal 1997 from
$431.7 million in fiscal 1996 primarily due to the acquisitions made in the fourth quarter of fiscal 1996 and during fiscal 1997. These acquisitions accounted for approximately $435.0 million of year-over-year sales growth, including approximately $260.0 million attributable to sales of steering wheels. The increase in net sales was partially offset by a decline in sales of the Company's EMS sensors and all-mechanical airbag systems.

  EMS sensor sales decreased 26.8% to $165.1 million in fiscal 1997 from $225.6 million in fiscal 1996 as major OEM customers continued the shift to electronic sensors sourced internally. This decline was partially offset by an increase in the sale of auxiliary and safing sensors, which are components in electronic sensor systems.

  Inflator and airbag systems sales decreased 16.4% to $74.3 million in fiscal 1997 from $88.9 million in fiscal 1996, primarily due to a phase-out of all-mechanical airbag systems at Fiat and Chrysler, partially offset by new program launches for inflator products sourced to Delphi, Mazda and Suzuki.

  Cost of Sales.   Cost of sales increased 127.9% to $631.3 million in fiscal
1997 from $277.0 million in fiscal 1996. The increase primarily reflected (i) additional costs of sales attributable to the acquisitions made in the fourth quarter of fiscal 1996 and during fiscal 1997, (ii) an increase in fixed manufacturing costs, primarily depreciation, as a result of capacity expansion for the Company's inflator products and (iii) charges of approximately $10.0 million related to the closing in fiscal 1997 of three plants acquired in previous acquisitions.

  Gross Profit. Gross profit as a percentage of net sales decreased to 20.6% in fiscal 1997 from 35.8% in fiscal 1996, reflecting the declining sales of high-margin EMS sensors and a higher percentage of net sales (more than 50%) being generated by lower margin products, primarily steering wheels, acquired in recent acquisitions.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 84.8% to $70.6 million in fiscal 1997 from $38.2 million in fiscal 1996, primarily reflecting costs associated with the acquired businesses ($33.6 million), which was partially offset by reductions in expenses associated with the existing business.

  Research, Development and Engineering Expenses. Research, development and engineering expenses increased 53.1% to $36.1 million in fiscal 1997 from $23.6 in fiscal 1996, reflecting costs associated with the acquired businesses ($8.0 million) and a significant increase in spending for new product development in the existing business. New product development initiatives included non-azide and reduced-sized inflators, hybrid side-impact inflators, and electronic sensing, especially for intelligent systems.

  Operating Income. Operating income was $50.6 million for fiscal 1997 compared to $90.8 million for fiscal 1996. The decrease in operating income resulted primarily from the declining sales of high margin EMS sensors being replaced with lower margin products, primarily steering wheels, and an increase in operating expenses associated with the recent acquisitions.

  Interest Expense. Interest expense increased to $26.8 million in fiscal 1997 from $2.7 million in fiscal 1996. This increase reflected an increase in average borrowings outstanding during fiscal 1997, which borrowings were used to finance acquisitions and capital spending programs.

  Income Taxes.   The higher effective tax rate of 49.9% in fiscal 1997 compared to 35.9% in fiscal 1996 was primarily due to the amortization of goodwill without tax benefit and higher foreign tax rates. Fiscal 1996 also included a benefit related to a reduction in taxes provided in prior years.

LIQUIDITY AND CAPITAL RESOURCES

  WORKING CAPITAL AND CAPITAL EXPENDITURES

  The Company's primary cash requirements are for working capital, servicing the Company's indebtedness, capital expenditures and acquisitions. Management believes that cash generated from operations together with borrowings available under the New Credit Facility will be sufficient to meet the Company's working capital, debt service and capital expenditure needs, as well as required investments in BSRS, for at least the next twelve months. The Company's ability to invest in BSRS is limited under the New Credit Facility and the Notes.

  During fiscal 1998, cash flow from operating activities was a deficit of $10.3 million compared with $89.4 million for fiscal 1997. The decrease in fiscal 1998 was primarily attributable to the net loss of $368.6 million in fiscal 1998 and the timing of cash flow from current assets and liabilities, such as accounts receivable, inventory, accounts payable, accrued liabilities and income taxes. This decrease was offset by non-cash items and accruals included in the December 1997 Charges.

  The Company had a working capital deficit of $13.9 million at June 30, 1998 compared to a deficit of $47.2 million at June 30, 1997 and working capital of $90.2 million at June 30, 1996. The lower working capital deficit at June 30, 1998 compared to June 30, 1997 was attributable to a reduction in the amount of current portion of long-term debt outstanding at June 30, 1998 compared to June 30, 1997. The decrease in working capital to a deficit of $47.2 million at June 30, 1997 from $90.2 million of working capital at June 30, 1996 was attributable to the use of available cash as well as borrowings to finance the acquisitions of Gallino, USS and Custom Trim.

  In fiscal 1997 and fiscal 1998, the Company made capital expenditures of $75.9 million and $67.8 million, respectively, to expand capacity and tool new products. Investments continue to be made in new equipment throughout the Company to support productivity improvements, cost reduction programs and to add capacity for existing and new products. The Company estimates that capital expenditures during fiscal 1999 will aggregate approximately $75.0 million and will be used to support productivity improvements, cost reduction programs, reconfiguration of manufacturing facilities relating to the Repositioning Program and to finance new program launches.

  Cash investments by the Company in BSRS during fiscal 1998 were not material. The Company and Siemens are in the process of preparing a business plan and budget for BSRS for fiscal 1998 and expect this process to be completed by December 1998. Accordingly, the Company cannot currently estimate the amount of cash investments that it will be required to make in BSRS during fiscal 1999.

  ACQUISITIONS AND RELATED FINANCINGS

  On October 30, 1997, the Company consummated its largest acquisition to date, the SRS Acquisition, for an aggregate purchase price of $710.0 million in cash. SRS is the largest independent supplier of seatbelt systems and the third largest independent supplier of airbag systems in the United States and is a leading supplier of seatbelts and airbag systems to OEMs worldwide.

  The SRS Acquisition was financed with (i) borrowings under a $900.0 million bridge credit facility (the "Bridge Credit Facility"), (ii) the proceeds received in connection with the issuance and sale of 4,883,227 Series A Preference Shares to Siemens for an aggregate purchase price of $115.0 million (Siemens converted 4,883,226 of its Series A Preference Shares into an equal number of shares of Common Stock on January 20, 1998) and (iii) the proceeds received in connection with the issuance and sale to Prudential Securities Credit Corp., of $200.0 million of Series B Convertible Preferred Stock of the Company (the "Series B Preferred'). On November 25, 1997, the Company sold $257.7 million of its 6.50% Convertible Subordinated Debentures due 2027 (the "Convertible Debentures") to BIT Capital Trust which, concurrently therewith, sold $250.0 million aggregate liquidation amount of its 6.50% Convertible Trust Preferred Securities (the "Preferred Securities") (which are fully and unconditionally guaranteed by the Company) in a private transaction under Rule 144A under the Securities Act of 1933 (the "Preferred Securities Offering"). The Company used the net proceeds received in connection with the Preferred Securities Offering to redeem all of the outstanding Series B Preferred and for general corporate purposes.

  The Company used borrowings under the New Credit Facility, together with the net proceeds received in connection with issuance and sale of the Notes, to repay in full all amounts outstanding under the Bridge Credit Facility as of April 28, 1998.

  On May 1, 1998, the Company acquired HS Technik and Design, which develops advanced technology for seatbelt systems, for $4.1 million in cash (which includes $1.3 million subject to a hold-back agreement) and 129,144 shares of Common Stock of the Company. The Company financed the cash portion of the purchase price for the acquisition with available cash.

  NEW CREDIT FACILITY

  On April 28, 1998, the Company entered into a new $675.0 million credit facility (the "New Credit Facility"), which replaced the Bridge Credit Facility. The New Credit Facility consists of (i) a $150.0 million revolving credit facility and (ii) $525 million of term loans. At June 30, 1998, the Company had an aggregate of $507 million of borrowings outstanding under the New Credit Facility, which bore interest at a weighted average rate of 7.9% per annum at such date, and had aggregate borrowing availability thereunder of $137.6 million. The New Credit Facility is secured by a security interest in substantially all of the real and personal property, tangible and intangible, of the Company and its domestic subsidiaries as well as a pledge of all of the stock of such domestic subsidiaries, a pledge of not less than 65% of the voting stock and all of the non-voting common stock of each direct foreign subsidiary of the Company and each direct foreign subsidiary of each domestic subsidiary of the Company, and a pledge of all of the capital stock of any subsidiary of the Company that is a borrower under the New Credit Facility. The New Credit Facility matures at various times between the sixth and eighth anniversaries of the Closing Date. The New Credit Facility is guaranteed by all of the domestic subsidiaries.

  Under the New Credit Facility, the Company is subject to restrictive covenants that, among other things, restrict the ability of the Company to dispose of assets, incur additional indebtedness, prepay other indebtedness, pay dividends, repurchase or redeem capital stock, make certain investments or create new subsidiaries, enter into sale and lease-back transactions, make certain acquisitions, engage in mergers or consolidations, create liens, make capital expenditures, or engage in certain transactions with affiliates, and that
otherwise restrict corporate and business activities.   Under the terms of the
New Credit Facility, the Company may not pay dividends or make other restricted payments until the Company's consolidated leverage ratio is equal to or less than 3.50 to 1.00 as of the end of the most recent four-quarter period. The Company does not presently meet this standard and it is unclear when it will be met. In addition, the Company is required to comply with specified financial ratios and tests, including a minimum net worth test, a fixed charge coverage ratio, an interest coverage ratio and a leverage ratio. At June 30, 1998, the Company was in compliance with all covenants.

  On June 26, 1998, the Company made a $18.0 million voluntary prepayment of its outstanding term loan balances under the New Credit Facility. The debt reduction resulting from the prepayment, fully satisfied the mandatory payment of principal due in December 1998 and partially satisfied the payment due in March 1999.

  SENIOR SUBORDINATED NOTES

  On April 28, 1998, the Company issued and sold $330 million of 9.25% Senior Subordinated Notes (the "Notes") in a private transaction under Rule 144A under the Securities Act of 1933. The Notes bear interest at 9.25% and mature on April 15, 2008, unless previously redeemed. Interest on the Notes is payable semi-annually on April 15 and October 15 of each year, commencing October 15, 1998. The Notes are redeemable, in whole or in part, at the option of the Company at any time on or after April 15, 2003, at certain redemption prices plus accrued and unpaid interest to the date of redemption. In addition, at any time on or prior to April 15, 2001, the Company may redeem Notes with the net proceeds of one or more equity offerings at a redemption price equal to 109.25% of the principal amount thereof plus accrued and unpaid interest to the date of redemption, provided that at least 65% of the aggregate principal amount of Notes originally issued remains outstanding after each such redemption. Upon a change of control, the Company will be required to make an offer to repurchase all outstanding Notes at price equal to 101% of the principal amount thereof plus accrued and unpaid interest to the date of repurchase.

  The Notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness (as defined in the related Indenture) of the Company, including indebtedness incurred pursuant to the New Credit Facility. The Notes rank pari passu in right of payment with all future senior subordinated indebtedness of the Company, if any, and rank senior in right of payment to all future subordinated indebtedness of the Company, if any. The Notes are guaranteed, on a senior subordinated basis, by the active domestic subsidiaries of the Company (the "Subsidiary Guarantors") other than BTI Capital Trust and certain domestic subsidiaries owned by a foreign subsidiary of the Company. The Notes are effectively subordinated in right of payment to all indebtedness and other liabilities (including trade payables) of the Company's subsidiaries that are not Subsidiary Guarantors. The Indenture relating to the Notes contains certain covenants that, among other things, restrict the Company and its Restricted Subsidiaries (as defined in the Indenture) with respect to: the incurrence of additional debt; restricted payments; assets sales; transactions with affiliates; dividend and other payment restrictions affecting restricted subsidiaries; certain liens; and certain consolidations, mergers or sales of assets.

  SWAP AGREEMENTS AND OTHER HEDGING ARRANGEMENTS

  The Company uses interest rate swap agreements to help minimize its interest rate exposures. Amounts to be paid or received under swap agreements are recognized over the terms of the agreements as adjustments to interest expense. The Company had entered into variable to fixed interest rate swap agreements in the notional amount of $35.0 million as of June 30, 1998. These agreements have expiration dates between 1999 and 2005. Under these agreements, the Company received an average variable rate of 5.7% and paid an average fixed rate of 6.3% on June 30, 1998. The Company also has variable to variable interest rate swap agreements outstanding at June 30, 1998 with notional amounts of $275.0 million, which effectively convert interest from a LIBOR basis to a broader index and cap the Company's exposure to upward movement in rates at 6.0% through May 28, 2001 and afterwards at 7.5% through May 28, 2005. These agreements expire in 2005. Under these agreements, the Company received an average variable rate of 5.7% and paid an average variable rate of 5.3% at June 30, 1998.

  The Company also uses foreign currency derivative financial instruments to offset the effects of exchange rate changes on firm purchase commitments and certain intercompany loan transactions. At June 30, 1998 the Company had outstanding foreign exchange contracts to buy $53.0 million Canadian dollars maturing through October 1999 and a contract to sell $2.0 million British pounds. See Note 6 to Consolidated Financial Statements included elsewhere in this Annual Report.

SEASONALITY

  The Company's quarterly operating results may vary significantly depending on factors such as the timing of significant orders, the level of sales by automobile manufacturers, disruptions caused by labor disputes and the seasonal patterns of its customers, especially those located in Europe. A large portion of the Company's expenses are fixed and cannot be adjusted in response to a shortfall in quarterly revenues. There can be no assurance that the Company will operate profitably in any quarter.

YEAR 2000

   The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

   Based on recent assessments, the Company has determined that it will be required to modify or replace portions of its software and hardware so that its computer systems will properly utilize dates beyond December 31, 1999. These assessments indicated that some of the Company's significant information technology systems and operating equipment (i.e. production and manufacturing systems) could be affected.

   Affected operating equipment includes automated assembly lines and related technologies used in various aspects of the manufacturing process. However, based on a review of its product lines, the Company has determined that the products it has sold and will continue to sell do not require remediation to be Year 2000 complaint. Accordingly, the Company does not believe that the Year 2000 presents a material exposure as it relates to the Company's products. In addition, the Company has gathered information about the Year 2000 compliance status of its significant suppliers and subcontractors and continues to monitor their compliance.

   For its information technology exposures, the Company expects to complete software reprogramming no later than December 31, 1998. Once software is reprogrammed and replaced for a system, the Company begins testing and implementation. These phases run concurrently for different systems. Completion of the testing phase for all significant systems is expected by March 31, 1999, with all remediated systems fully tested and implemented by June 30, 1999.

   The remediation of operating equipment is significantly more difficult than the remediation of the information technology systems because some of the manufacturers of that equipment are no longer in business. Testing of this equipment is also more difficult than the testing of the information technology systems. Once testing is complete, the operating equipment is ready for immediate use. The Company expects to complete its remediation efforts by March 31, 1999. Testing and implementation of affected equipment is expected to be 80% complete by June 30, 1999.

   The Company is in the process of working with third party vendors to ensure that the Company's systems that interface directly with third parties are Year 2000 compliant by December 31, 1999. The Company has completed its assessment efforts. Testing of all material systems is expected no later than December 31, 1998. Implementation is expected to be completed by March 31, 1999. Each vendor queried believed that its billing system would be Year 2000 compliant by the end of 1999.

   The Company has queried its important suppliers and customers that do not share information systems with the Company. To date, the Company is not aware of any suppliers and customers Year 2000 issue that would materially impact the Company's results of operations of financial condition. However, the Company has no means of ensuring that suppliers and customers will be Year 2000 ready. The inability of its external agents to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by its suppliers and customers is not determinable.

   The Company will utilize both internal and external resources to reprogram, or replace, test, and implement the software and operating equipment for Year 2000 modifications. The total cost of the Year 2000 project is estimated at $7 million and is being funded with cash from operations. To date, the Company has incurred approximately $1 million ($1 million expensed) relating to all phases of the Year 2000 project. Of the total remaining project costs, the remaining $6 million relates to repair of hardware and software and will be expensed as incurred.

   The Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, and other factors. Estimates on the status of completion and the expected completion dates are based on costs incurred to date compared to total expected costs. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

FORWARD LOOKING STATEMENTS

  Statements herein regarding estimated annual cost savings under the Repositioning Program, anticipated capital expenditures, estimated investments in BSRS and the Company's anticipated performance in future periods constitute forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. Such statements are subject to certain risks and uncertainties that could cause actual amounts to differ materially from those projected. With respect to estimated cost savings, management has made assumptions regarding, among other things, the timing of plant closures, the amount and timing of expected short-term operating losses and reductions in fixed labor costs. The realization of annual cost savings is subject to certain risks, including, among other things, the risks that expected operating losses have been underestimated, expected cost reductions have been overestimated, unexpected costs and expenses will be incurred and anticipated operating efficiencies will not be achieved. Further, statements herein regarding the Company's performance in future periods are subject to risks relating to, among other things, difficulties in integrating acquired businesses, deterioration of relationships with, or the loss of, material customers, the failure to obtain business related to new and redesigned model introductions, possible significant product liability claims, decreases in demand for the Company's products, and adverse changes in general market and industry conditions (including, without limitation, continued downward pricing pressure and competitive pressures associated with OEM's consolidation of their supplier base. Management believes these forward looking statements are reasonable; however, undue reliance should not be placed on such forward looking statements, which are based on current expectations.

                                      29-

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK.

     Not applicable.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           BREED TECHNOLOGIES, INC.

                       CONSOLIDATED FINANCIAL STATEMENTS


                                   CONTENTS

Report of Independent Certified Public Accountants...............  1
Audited Financial Statements
Consolidated Balance Sheets......................................  2
Consolidated Statements of Operations............................  4
Consolidated Statements of Stockholders' Equity (Deficit)........  5
Consolidated Statements of Cash Flows............................  6
Notes to Consolidated Financial Statements.......................  8

                    REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders
BREED Technologies, Inc.

We have audited the accompanying consolidated balance sheets of BREED Technologies, Inc. and subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the 1997 financial statements of MOMO S.p.A, a wholly owned consolidated subsidiary acquired April 15, 1996, which statements reflect total assets of $106,398,000 as of June 30, 1997 and net sales of $73,093,000 for the year then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for MOMO S.p.A., is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BREED Technologies, Inc. and subsidiaries at June 30, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles.


Ernst & Young
September 23, 1998,
Tampa, Florida

                            BREED TECHNOLOGIES, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                          JUNE 30,
                                                                                       1998       1997
ASSETS                                                                                 (IN MILLIONS)
Current assets:
  Cash and cash equivalents (Note 1)                                                 $   44.4    $ 18.7
  Accounts receivable, principally trade (Note 10)                                      275.3     208.0
  Inventories (Note 1):
     Raw materials                                                                       75.0      27.1
     Work in progress                                                                    18.2      23.4
     Finished goods                                                                      15.9      24.8
                                                                                        109.1      75.3

  Income tax receivable                                                                  64.6        --
  Deferred income taxes (Notes 1 and 4)                                                   4.5       5.8
  Prepaid expenses and other                                                             23.2       7.7
Total current assets                                                                    521.1     315.5

Property, plant and equipment: (Note 1)
     Land                                                                                17.4      15.2
     Buildings                                                                           98.8     106.1
     Machinery and equipment                                                            320.1     212.6
     Construction in progress                                                            60.5      28.0
                                                                                        496.8     361.9
     Less accumulated depreciation                                                     (131.6)    (85.4)
                                                                                        365.2     276.5
Intangible assets, net (Note 1)                                                         692.1     221.0
Net assets held-for-sale (Note 3)                                                        29.0      52.6
Investments and other assets                                                             42.5      11.6
Total assets                                                                         $1,649.9    $877.2

                           BREED TECHNOLOGIES, INC.
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                                                     JUNE 30,
                                                                                  1998       1997
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                    (IN MILLIONS)
Current liabilities:
  Notes payable and current portion of
       long-term debt (Note 5)                                                  $   46.9    $191.7
  Accounts payable                                                                 254.9     121.5
Accrued expenses (Note 18)                                                         233.2      49.5
Total current liabilities                                                          535.0     362.7

Long-Term Debt (Notes 5 and 6)                                                     851.1     231.7
Other Long-Term Liabilities                                                         25.6      16.3
Total Liabilities                                                                1,411.7     610.7

Company Obligated Mandatorily Redeemable Convertible
   Preferred Securities (Notes 6 and 11)                                           250.0        --

STOCKHOLDERS' EQUITY: (DEFICIT)
   Common stock, par value $0.01, authorized 75,000,000 shares                       0.4       0.3
       issued and outstanding 36,850,261 and 31,679,442 at
       June 30, 1998 and 1997, respectively
   Series A Preference Stock, par value $0.01, issued and
    outstanding 1 share at June 30, 1998 (Note 13)                                    --        --
   Additional paid-in capital                                                      197.6      77.5
   Warrants (Note 13)                                                                1.9        --
   Retained earnings                                                              (184.0)    208.0
   Foreign currency translation adjustments (Note 1)                               (27.4)    (18.8)
   Unearned compensation                                                            (0.3)     (0.5)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                               (11.8)    266.5
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                            $1,649.9    $877.2

See notes to Consolidated Financial Statements.

                           BREED TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                   YEAR ENDED JUNE 30,
                                                              1998          1997        1996
                                                          (IN MILLIONS, EXCEPT FOR SHARE DATA)
Net sales (Note 1)                                            $1,385.3      $ 794.9     $ 431.7
Cost of sales (Note 15)                                        1,201.4        631.3       277.1
Gross profit                                                     183.9        163.6       154.6

Selling, general and administrative expenses                      78.6         70.6        38.2

Research development and engineering expenses                     73.2         36.1        23.6
Repositioning and impairment charges (Note 15)                   259.5           --          --
In-process research and development expenses (Note 15)            77.5           --          --
Amortization of intangibles                                       19.3          6.3         2.0
Operating income (loss)                                         (324.2)        50.6        90.8

Interest expense                                                  85.7         26.8         2.7
Other income (expense), net (Note 18)                              1.1          5.8        10.2
Earnings (loss) before income taxes, distributions on
 Company obligated mandatorily redeemable convertible
  preferred securities and extraordinary loss                   (408.8)        29.6        98.3
Income taxes (benefit) (Note 4)                                  (60.2)        14.8        35.3
Distributions on Company obligated mandatorily
    redeemable convertible preferred securities                   10.0           --          --
Earnings (loss) before extraordinary loss                       (358.6)        14.8        63.0
Extraordinary loss, net of tax benefit                            10.0           --          --
     of $5.4 million (Note 16)

NET EARNINGS (LOSS)                                           $ (368.6)     $  14.8     $  63.0

EARNINGS PER SHARE (NOTES 1 AND 12):
BASIC:
Income (loss) before extraordinary items                      $ (10.73)     $  0.47     $  2.00
Extraordinary loss                                               (0.30)          --          --
NET INCOME (LOSS)                                             $ (11.03)     $  0.47     $  2.00

DILUTED:
Income (loss) before extraordinary items                      $ (10.73)     $  0.46     $  1.99
Extraordinary loss                                               (0.30)          --          --
NET INCOME (LOSS)                                             $ (11.03)     $  0.46     $  1.99
Shares used for computation:
Basic                                                           33,407       31,648      31,550
Diluted                                                         33,407       31,867      31,644
Cash dividends per share                                      $   0.07      $  0.28     $  0.24

See Notes to Consolidated Financial Statements.

                           BREED TECHNOLOGIES, INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                                        FOREIGN
                                                       SERIES A    SERIES B     ADDITIONAL                             CURRENCY
(IN MILLIONS, EXCEPT PER            COMMON STOCK      PREFERENCE  PREFERENCE     PAID-IN                  RETAINED    TRANSLATION
 SHARE DATA)                      SHARES     AMOUNT     STOCK       STOCK        CAPITAL     WARRANTS     EARNINGS    ADJUSTMENTS
Balance at June 30, 1995        31,515,390     0.3         --         --          75.1            --         146.5         (1.5)
   Shares issued under
    Stock Option Plans              67,561                                         0.8                          --           --
   Shares sold under Employee
 Stock
      Purchase Plan                 60,906       -                                 1.0                           -            -
   Shares terminated under
 Stock Incentive
    Plan, net of granted shares    (17,200)      -                                (0.4)                          -            -
   Compensation expense                  -       -                                   -                           -            -
   Tax benefit from exercise             -       -                                 0.2                           -            -
     of stock options
   Net earnings                          -       -                                   -                        63.1            -
   Translation adjustments               -       -                                   -                           -            -
   Cash dividends-$.24 per               -       -                                   -                        (7.6)           -
 share
Balance at June 30, 1996        31,626,657     0.3                                76.7                       202.0         (2.9)
   Shares issued under Stock
    Option Plans                    38,695                                         0.5                           -            -
   Shares sold under Employee
    Stock
         Purchase Plan              27,082       -                                 0.5                           -            -
   Shares terminated under
    Stock Incentive
         Plan, net of granted
          shares                   (12,992)      -                                (0.3)                          -            -
Compensation expense                     -       -                                   -                           -            -
Tax benefit from exercise
 of stock options                        -       -                                 0.1                           -            -
Net earnings                             -       -                                   -                        14.8            -
Translation adjustments                  -       -                                   -                           -        (15.9)
Cash dividends-$.24 per
 share                                   -       -                                   -                        (8.8)           -
Balance at June 30, 1997        31,679,442    $0.3                              $ 77.5                     $ 208.0       $(18.8)



                                  UNEARNED       TOTAL
(IN MILLIONS, EXCEPT PER          COMPEN-     STOCKHOLDERS'
 SHARE DATA)                      SATION     EQUITY (DEFICIT)
Balance at June 30, 1995          (1.6)          218.8
   Shares issued under
  Stock Option Plans                 -             0.8
   Shares sold under Employee
 Stock
      Purchase Plan                  -             1.0
   Shares terminated under
 Stock Incentive
        Plan, net of granted
         shares                    0.5             0.1
   Compensation expense            0.2             0.2
   Tax benefit from exercise
    of stock options                 -             0.2
   Net earnings                      -            63.1
   Translation adjustments           -            (1.4)
   Cash dividends-$.24 per
    share                            -            (7.6)
Balance at June 30, 1996          (0.9)          275.2
   Shares issued under Stock         -             0.5
 Option Plans
   Shares sold under Employee
 Stock
       Purchase Plan                 -             0.5
   Shares terminated under
 Stock Incentive
       Plan, net of granted        0.3              --
        shares
   Compensation expense            0.1             0.1
   Tax benefit from exercise         -             0.1
 of stock options
   Net earnings                      -            14.8
   Translation adjustments           -           (15.9)
   Cash dividends-$.24 per           -            (8.8)
 share
Balance at June 30, 1997         $(0.5)          266.5



See Notes to Consolidated Financial Statements.

                           BREED TECHNOLOGIES, INC.
     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

                                                                                                                   FOREIGN
                                                     SERIES A    SERIES B    ADDITIONAL                           CURRENCY
(IN MILLIONS, EXCEPT PER         COMMON STOCK        PREFERENCE  PREFERENCE    PAID-IN                RETAINED    TRANSLATION
 SHARE DATA)                   SHARES    AMOUNT        STOCK       STOCK       CAPITAL     WARRANTS   EARNINGS    ADJUSTMENTS
Balance at June 30, 1997    31,679,442    $0.3                                $ 77.5                  $ 208.0     $(18.8)
   Shares issued under         103,162                                           1.6
    Stock Option Plans
Shares terminated under
 Stock Incentive
    Plan, net of granted        (7,212)                                         (0.2)
     shares
Shares issued for
 acquisition of HS
    Technik and Design         129,144                                           2.8
    Shares issued for
     acquisition of
     minority
     interest in subsidiary     62,499                                           1.0
Net loss                                                                                               (368.6)
Issue Series A Preference                            115.0
 Stock
Issue Series B Preference
 Stock,
     (including fees)                                             200.0                                 (10.0)
Redemption of Series B                                           (200.0)
 Preference Stock
Fees associated with
 Company obligated
     mandatorily
      redeemable
      convertible
         preferred                                                                                      (11.0)
          securities
   Warrants issued with                                                                      1.9
    Credit Facility
   Conversion of Series A    4,883,226     0.1      (115.0)                     114.9
    Preference Stock
   Translation adjustments                                                                                          (8.6)
   Cash dividends                                                                                        (2.4)
Balance at June 30, 1998    36,850,261     0.4          --           --         197.6        1.9       (184.0)     (27.4)





                                                      UNEARNED                            TOTAL
(IN MILLIONS, EXCEPT PER                               COMPEN-                         STOCKHOLDERS'
 SHARE DATA)                                           SATION                        EQUITY (DEFICIT)
Balance at June 30, 1997                               $(0.5)                              266.5
   Shares issued under                                                                       1.6
    Stock Option Plans
Shares terminated under
 Stock Incentive
    Plan, net of granted
     shares                                               .2                                  --
Shares issued for
 acquisition of HS
    Technik and Design                                                                       2.8
    Shares issued for
     acquisition of
     minority
     interest in subsidiary                                                                  1.0
Net loss                                                                                  (368.6)
Issue Series A Preference
 Stock                                                                                     115.0
Issue Series B Preference
 Stock,                                                                                    190.0
     (including fees)
Redemption of Series B
 Preference Stock                                                                         (200.0)
Fees associated with
 Company obligated
     mandatorily
      redeemable
      convertible
         preferred
          securities                                                                       (11.0)
   Warrants issued with
    Credit Facility                                                                          1.9
   Conversion of Series A
    Preference Stock                                                                          --
   Translation adjustments                                                                  (8.6)
   Cash dividends                                                                           (2.4)
Balance at June 30, 1998                                (0.3)                              (11.8)


     Preferred stock:  Authorized 5,000,000 shares, par value $.001 per share.
                       To date, none of these shares have been issued.
     Common stock:  Authorized 75,000,000 shares, par value $.01 per share.

See Notes to Consolidated Financial Statements.

                            BREED TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               YEAR ENDED JUNE 30,
                                                          1998         1997         1996

                                                                   (IN MILLIONS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                                      $(368.6)       $  14.8    $ 63.0
Adjustments:
  Depreciation of plant and equipment                       42.2           42.2      18.1
  Amortization of intangible assets                         19.3            6.3       2.0
  Deferred income taxes                                      7.3            1.2       1.7
  Loss (gain) from sale of assets                            1.3            0.6      (1.5)
  Compensation related to stock plan                          --            0.1       0.2
  Non-cash items included in repositioning,
   impairment and other special charges                    211.4             --        --

  Accrual for repositioning, impairment and other
   special charges                                          98.2             --        --

  Changes in operating assets and liabilities, net of
   effects from acquisitions:
   Accounts receivable                                      31.8          (16.3)    (30.7)
   Inventories                                               2.4            2.2      (1.5)
   Income tax receivable                                   (64.6)            --        --
   Prepaid expenses and other                               (0.9)          (0.7)     (0.7)
   Accounts payable                                          5.5           37.0       0.8
   Accrued expenses                                         10.9           (7.6)     (9.2)
  Other assets and liabilities                              15.3            9.6      (1.0)
Net cash provided by (used in)operating activities         (10.3)          89.4      41.2


CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment                 (67.8)         (75.9)    (45.4)
Sale (purchases) of short-term investments, net               --             --      10.6
Cost of acquisitions, net of cash acquired                (716.9)        (291.9)    (48.5)
Deposit on Gallino acquisition                                --             --     (10.3)
Investment in and advances to affiliates                      --           (0.9)       --
Proceeds from sale of assets                                11.5            1.4       2.7
Net cash used in investing activities                     (773.2)        (367.3)    (90.9)


See Notes to Consolidated Financial Statements.

                           BREED TECHNOLOGIES, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                               YEAR ENDED JUNE 30,
                                                            1998           1997      1996
                                                                   (IN MILLIONS)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Bridge Loan Facility                         800.0             --        --
Repayment of Bridge Loan Facility                         (800.0)            --        --
Proceeds from New Credit Facility                          525.0             --        --
Proceeds from Senior Subordinated Notes                    330.0             --        --
Other borrowings (repayments), net                        (380.4)         210.3     125.6
Proceeds from Series A Preference Stock issuance           115.0             --        --
Proceeds from Series B Preference Stock issuance           200.0             --        --
Fees associated with Series B Preference Stock             (10.0)            --        --
Redemption of Series B Preference Stock                   (200.0)            --        --
Proceeds from Company Obligated Mandatorily
     Redeemable Convertible Preferred Securities,
          less related fees                                239.0             --        --
Cash dividends paid                                         (2.4)          (8.9)     (6.9)
Common stock issued--options and stock plans                 1.6            1.2       2.1

Net cash provided by financing activities                  817.8          202.6     120.8
Effect of exchange rate changes on cash                     (8.6)          (1.8)     (1.6)
Net increase (decrease) in cash and cash equivalents        25.7          (77.1)     69.5
Cash and cash equivalents at beginning of year              18.7           95.8      26.3
Cash and cash equivalents at end of year                 $  44.4        $  18.7    $ 95.8


See Notes to Consolidated Financial Statements.

                           BREED TECHNOLOGIES, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                YEAR ENDED JUNE 30,
                                                            1998           1997      1996
                                                                   (IN MILLIONS)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest                                               $  78.2        $  20.8    $  2.3
  Income taxes                                           $  21.5        $  12.9    $ 32.2

Cost of acquisitions (Note 2):
  Working capital (deficiency), net of cash acquired     $  62.6        $ (23.5)   $  0.1
  Property, plant and equipment                           (139.5)        (145.0)    (18.0)
  Identifiable intangible assets                          (263.9)         (16.0)       --
  Cost in excess of net assets of businesses acquired     (372.0)        (158.1)    (35.7)
  Other assets                                             (12.5)          (2.2)     (3.1)
  Long-term debt and other long-term liabilities             8.4           52.9       8.2
  Net cost of acquisitions                               $(716.9)       $(291.9)   $(48.5)


See Notes to Consolidated Financial Statements.

                            BREED TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of BREED Technologies, Inc. (the Company) and its wholly and majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include short-term interest bearing securities with maturities of three months or less when purchased.

REVENUE RECOGNITION AND SALES COMMITMENTS

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

EARNINGS PER SHARE

In 1998, the Company adopted Statement of Financial Accounting Standard No. 128, "Earnings per Share" (SFAS No. 128). SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options and convertible securities. Diluted earnings per share is similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods presented have been restated to conform to SFAS No. 128 requirements. This charge did not have a material impact on the computation of the earnings per share data.

INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined primarily using the first-in, first-out method for inventories in North America and primarily using the average cost method for inventories in Europe.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method applied to individual items based on estimated useful lives of the assets which range from 5 to 40 years for buildings and improvements, and 3 to 10 years for machinery, computer and office equipment. Replacements and betterments that extend the lives of assets are capitalized, while maintenance and repairs are expensed as incurred. Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed and any gain or loss is recognized.

                            BREED TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


INTANGIBLE ASSETS

Intangible assets consist of the following:

                                                          JUNE 30,
                                                        1998    1997

                                                       (IN MILLIONS)

Cost in excess of net assets of businesses acquired    $526.1  $207.0
Patents                                                  12.5    21.5
Developed technology                                    170.0     ---
Work force                                               10.3     ---
                                                        718.9   228.5
Accumulated amortization                                 26.8     7.5
Net intangible assets                                  $692.1  $221.0

Cost in excess of net assets of businesses acquired (goodwill) is being amortized on a straight-line basis over periods ranging from 3 to 40 years and is stated net of accumulated amortization of $18.7 million and $6.2 million at June 30, 1998 and 1997, respectively.

The Company assesses the recoverability of its intangible assets by determining whether the net carrying value of the intangibles can be recovered through undiscounted future cash flows. The amount of intangible impairment, if any, is measured based on estimated discounted future cash flows. The assessment of the recoverability of intangibles will be impacted if estimated future cash flows are not achieved.

Patents, technology, and workforce are being amortized on a straight-line basis over a period of 10 to 22 years and is stated at cost less accumulated amortization of $8.1 million and $1.3 million at June 30, 1998 and 1997, respectively. These items, which were acquired in connection with the acquisition of VTI Hamlin OY ("VTI"), the North American steering wheel operations ("USS") of United Technologies and the acquisition of SRS (as defined in Note 2) are capitalized and amortized on a straight-line basis over the average remaining life of the related patents and technology.

DEFERRED INCOME TAXES

Under the asset and liability method of Statement of Financial Accounting Standard No. 109 "Accounting for Income Taxes" (SFAS No. 109), deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income in the period that includes the enactment date.

STOCK-BASED COMPENSATION

In October 1995, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS No. 123). SFAS No. 123 established financial accounting and reporting standards for stock-based compensation plans and transactions in which an entity issues its equity instruments to acquire goods and services from nonemployees. The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized for the stock option plans.

FOREIGN CURRENCY TRANSLATIONS

The Company translates foreign currencies into U.S. dollars using year-end exchange rates for foreign assets and liabilities and weighted average rates for foreign income and expenses. Translation gains and losses arising from the conversion of the foreign balance sheets and income statements into U.S. dollars are reflected as a separate component

                            BREED TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


of stockholders' equity. With respect to operations in Mexico, the functional currency is the U.S. dollar, and any gains or losses from translations are included directly in income.

DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses interest rate swap agreements to help minimize its interest rate exposure. Amounts to be paid or received under swap agreements are recognized over the terms of the agreements as adjustments to interest expense. Amounts receivable or payable under the agreements are included in receivables or accrued expenses in the accompanying Consolidated Balance Sheets.

The Company also uses foreign currency derivative financial instruments to offset the effects of exchange rate changes on firm purchase commitments and certain intercompany loan transactions. Gains and losses on contracts designated as hedges of intercompany transactions that are permanent in nature are accrued as exchange rates change, and are recognized in stockholders' equity as foreign currency translation adjustments. Gains and losses on contracts that are not permanent in nature or are not designated as hedges are accrued as exchange rates change and are recognized in income. Gains and losses on contracts designated as hedges of identifiable foreign currency firm commitments are deferred and included in the measurement of the related foreign currency transaction.

LONG-LIVED ASSET IMPAIRMENT

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (FAS No. 121) which became effective for fiscal years beginning after December 15, 1995 (fiscal 1997 for the Company). Impairment of long-lived assets, including intangibles related to such assets, is recognized whenever events or changes in circumstances indicate that the carrying amount of the asset, or related groups of assets, may not be fully recoverable from estimated future cash flows and the fair value of the related assets is less than their carrying value.



USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain amounts in prior years' consolidated financial statements and related notes have been reclassified to conform to the current year's presentation.

IMPLEMENTATION OF NEW FINANCIAL ACCOUNTING STANDARDS

In June 1997, The Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income". The statement must be adopted by the Company in the first quarter of fiscal 1999. Under provisions of this statement, the Company will be required to include a financial statement presentation of comprehensive income and its components to conform to these new requirements. As a consequence of this change, certain reclassifications will be necessary for previously reported amounts to achieve the required presentation of comprehensive income. Required disclosures will not affect the Company's financial position or results of operations.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 131, "Disclosure about Segments of an Enterprise and Related Information". The statement must be adopted by the Company on June 30, 1999. Under provisions of this statement, the Company will be required to modify or expand the financial

                            BREED TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


statement disclosures for operating segments, products and services, and geographic areas. Required disclosures will not affect the Company's financial position or results of operations.

In December 1997, The Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" and is effective for the Company's 1999 fiscal year. The statement revises current disclosure requirements for employers' pensions and other retiree benefits. Required disclosures will not affect the Company's financial position or results of operations.

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS No. 133)
which is required to be adopted in years beginning after June 15, 1999.   The
SFAS 133 permits early adoption as of the beginning of any fiscal quarter after its issuance. SFAS No. 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what the effect of SFAS No. 133 will be on the earnings and financial position of the Company.

CONCENTRATIONS OF CREDIT RISK

The Company sells to customers throughout the United States and the world. Credit evaluations of its customers' financial conditions are performed periodically, and the Company generally does not require collateral from its customers.

Sales to Fiat, Delphi-GM, Chrysler and Ford represented approximately 20%, 19%, 19%, 16%, respectively, of the Company's total net sales during fiscal 1998, 32%, 13%, 3% and 25%, respectively, of the Company's total net sales during fiscal 1997, and 14%, 26%, 5% and 33%, respectively, of the Company's total net sales during fiscal 1996.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the strong financial condition of the Company's customer base. At June 30, 1998, the Company's receivables from Fiat, Delphi-GM, Chrysler and Ford amounted to 29%, 8%, 12% and 12% respectively, of total trade accounts receivable balance.

2.  ACQUISITIONS

During the three years ended June 30, 1998, the Company made the acquisitions set forth below. All of the acquisitions were accounted for under the purchase method of accounting. Accordingly, the purchased assets and liabilities have been recorded at their estimated fair value at the date of acquisition, and the Consolidated Financial Statements include the operating results of each business from the date of acquisition.

FISCAL 1998

On October 30, 1997 the Company completed the acquisition of certain assets and the assumption of certain liabilities of SRS and 100% of the outstanding shares of capital stock of ICSRD Rucckhaltesysteme Fahrzeugsicherheit GmbH, a German company, BSRD Limited, an English company, AlliedSignal India, Inc., a Delaware company, Sistemas AlliedSignal de Seguridad, S.A. de C.V., a Mexican company, and AlliedSignal Cinturones de Seguridad, S.A. de C.V., a Mexican company (collectively, "SRS"). SRS produces seatbelts and airbags with principal locations in Knoxville, Tennessee; Maryville, Tennessee; Greenville, Alabama; St. Clair Shores, Michigan; Sterling Heights, Michigan; Douglas, Arizona; Brownsville, Texas; El Paso, Texas; Aqua Prieta, Mexico; Juarez, Mexico; Valle Hermosa, Mexico; Carlisle, England; Colleferro, Italy; Turin, Italy; Siena, Italy; Arzano, Italy; and Barcelona, Spain. The purchase price for the SRS acquisition was $710.0 million, which was financed with borrowings under the Bridge Credit Facility (as defined in Note 5), the net proceeds from the issuance and sale of Series B Preference Stock, and the net proceeds from the issuance and sale of Series A Preference Shares to Siemens AG. The purchase price exceed the fair value of the

                            BREED TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


net assets acquired by approximately $372.0 million. The resulting goodwill is being amortized on a straight-line basis over 40 years.

The SRS acquisition has been accounted for as a purchase for financial accounting purposed in accordance with U.S. generally accepted accounting principles. The purchase price for SRS was allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of acquisition as follows (in millions):


Cash purchase price                                                $710.0
Less:
  Estimated fair value of SRS net assets acquired less
    assumed liabilities                                   $301.8
  Adjustment for planned closings of 8 facilities          (13.0)   288.8
                                                                    421.2
  Involuntary employee termination costs for
    approximately 2,187 employees                                    32.0
  Acquisition costs                                                   7.0
  Other                                                              10.2
  Excess of purchase price over fair value of net assets
    acquired                                                       $372.0

The allocation of purchase price to goodwill identifiable intangibles and estimated lives are:

                                VALUE          AMORTIZATION
                              ALLOCATED       PERIOD IN YEARS
                                     (IN MILLIONS)
Trained Workforce              $ 10.3               10
Developed Technology            170.0               22
In-process research and
   development                   77.5               --
Goodwill                        372.0               40


Independent appraisals have been used in establishing the fair market values. The preliminary allocation of the purchase price was adjusted during the fourth quarter of fiscal 1998 to reflect revised estimates of pre-acquisition contingencies, liabilities and restructuring. The plant closings and involuntary employee terminations accrued above are part of restructing this business is to be substantially completed by March 31, 1999.

On May 1, 1998, the Company completed the acquisition of all of the outstanding capital stock of HS Technik and Design ("HSTD"). HSTD is in the business of developing advance technology for vehicle safety belt systems among other automotive products. The purchase price for the HSTD acquisition was $4.1 million (which includes $1.3 million subject to a hold-back agreement) and 129,144 shares of common stock (valued at $2.8 million as of the acquisition date). The cash portion of the purchase price was financed with borrowings under the Company's New Credit Facility (as defined in Note 5). The allocation of the purchase price is preliminary and subject to change. The purchase price exceeded the fair value of net assets acquired by approximately $6.1 million. The resulting goodwill is being auortized over 13 years.

                            BREED TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


The pro forma unaudited results of operations for the years ended June 30, 1998 and 1997, assuming the acquisitions had been consummated as of July 1, 1997 and 1996, respectively, are as follows:

                                               1998               1997

                                    (IN MILLIONS, EXCEPT PER SHARE DATA)

Net sales                                    $1,675.4            $1,765.4
Net earnings                                 $ (391.8)           $    4.7
Net earnings per share - basic               $ (11.73)           $   0.15
Net earnings per share - diluted             $ (11.73)           $   0.13


FISCAL 1997

GALLINO

On July 1, 1996, the Company completed the acquisition of Gallino Plasturgia, S.r.l. and affiliates ("Gallino") from IAO Industrie Riunite S.p.A. Gallino manufactures steering wheels, instrument panels, bumpers and other plastic trim components used in automotive original equipment and aftermarket applications. The aggregate purchase price for the Gallino acquisition was $126 million and consisted of $74 million in cash and $52 million of assumed liabilities. The acquisition was financed with borrowings under the Company's revolving credit agreements. The purchase price exceeded the fair value of net assets acquired by approximately $40 million. The resulting goodwill is being amortized on a straight-line basis over 40 years.

UNITED STEERING SYSTEMS

On October 25, 1996, the Company completed the acquisition of certain assets and the assumption of certain liabilities of USS and all of the shares of United Technologies Automotive Clifford Limited. USS produces steering wheels, airbag covers, horn pads and related molded products in the U.S., Mexico and England. The purchase price was $154 million and was financed with borrowings under the Company's revolving credit agreements. The purchase price exceeded the fair value of net assets acquired by approximately $75 million. The resulting goodwill was being amortized on the straight-line basis over 40 years. In fiscal 1998, a portion of the goodwill was written-off as part of the impairment charge (see Note 15).

CUSTOM TRIM

On February 25, 1997, the Company completed the acquisition of all of the outstanding shares of capital stock of BTI Investments, Inc. ("BTI"), a holding company that owned the Custom Trim group of companies. The purchase price for the BTI acquisition was $70 million and was financed with borrowings under the Company's revolving credit agreements. Additionally, up to $5 million may be paid on September 1, 2002, contingent upon BTI attaining certain operating profit targets for each of the years subsequent to the acquisition date. BTI produces leather-wrapped steering wheels, shift knobs and shift boots, injection molded levers and leather/vinyl cloth sewing of armrests, headrests and seating in Canada and Mexico. The purchase price exceeded the fair market value of net assets acquired by $48 million. The allocation of the purchase price is subject to change pending completion of the Company's integration plans. The resulting goodwill is being amortized on a straight-line basis over 40 years.

                            BREED TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


The pro forma unaudited results of operations for the years ended June 30, 1997 and 1996, assuming the purchase of the acquisitions had been consummated as of July 1, 1996 and 1995, respectively, are as follows:

                                               1997               1996

                                         (IN MILLIONS, EXCEPT PER SHARE DATA)

Net sales                                     $901.1            $1,056.6
Net earnings                                  $ 21.0            $   45.9
Net earnings per share - basic                $ 0.66            $   1.45
Net earnings per share - diluted              $ 0.66            $   1.45


FISCAL 1996

MOMO

On April 15, 1996, the Company acquired all of the outstanding shares of capital stock of MOMO S.p.A. and G. Holding, S.r.l. (collectively, "MOMO"), an original equipment manufacturer and aftermarket supplier of luxury steering wheels and alloy wheels. The purchase price for the MOMO acquisition was for $45.2 million in cash and was financed with borrowings under the Company's revolving credit agreements. The purchase price exceeded the fair value of the net assets acquired by $31.1 million. The resulting goodwill is being amortized over 40 years.

ITALTEST

On April 22, 1996, the Company acquired all of the outstanding shares of Italtest S.r.l. ("Italest"), an Italian manufacturer of printed circuit boards for the automotive, computer and telecommunications markets. The purchase price for the Italtest acquisition was $1.8 million in cash was financed with borrowings under the Company's revolving credit agreements. The purchase price exceeded the fair value of the net assets acquired by $1.8 million. The resulting goodwill was being amortized over 10 years. In fiscal 1998, the goodwill was written-off as part of the repositioning charge. (See Note 15)

FORCE IMAGING TECHNOLOGIES, INC.

On May 31, 1996, the Company acquired all of the outstanding shares of capital stock of Force Imaging Technologies, Inc. ("FIT"), a manufacturer of thin-
profile variable force sensors for multifunction automotive capabilities.   The
purchase price for the FIT acquisition was $3 million in cash and was financed with borrowings under the Company's revolving credit agreements. The purchase price exceeded the fair value of the net assets acquired by $2.8 million. The resulting goodwill was being amortized over 5 years. In fiscal 1998, the goodwill was written off as part of the repositioning charge. (See Note 15).

3. NET ASSETS HELD FOR SALE

The Company acquired Gallino in July 1996 primarily for the steering wheel business. However, in order to acquire the steering wheel business it was necessary to also acquire Gallino's instrument panel, bumper and other plastic trim component business (nonsteering wheel business). In 1997, the Company evaluated whether the nonsteering wheel business of Gallino could be integrated into the core business of the Company.

During the fourth quarter of fiscal 1997, the Company committed to a plan to dispose of Gallino's instrument panel, bumper and other plastic trim component business (nonsteering wheel business). The Company recorded the nonsteering wheel business at its net realizable value based on amounts in a letter of intent. In December 1997 when

                            BREED TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



the transaction was not consummated the Company wrote down the carrying value to the estimated net realizable value based on then current negotiations. The Company is negotiating with prospective buyers of Gallino's nonsteering wheel business for amounts in excess of net carrying value. For financial reporting purposes, the assets and liabilities attributable to all of Gallino's nonsteering wheel business have been classified in the consolidated balance sheet as "Net assets held for sale" and consist of the following as of June 30, 1998 (in millions):


Current assets                         $46.1
Property, plant and equipment, net      38.4
Other noncurrent assets                  1.0
Total assets                            85.5


Current liabilities                     33.7
Other liabilities                       22.8

Total liabilities                       56.5
Net assets held for sale               $29.0


4.   INCOME TAXES

For financial reporting purposes, earnings from continuing operations before income taxes and distribution on the Preferred Securities (as defined in Note
11) includes the following components:



IN MILLIONS         1998      1997    1996

Domestic          $(413.5)   $23.7   $98.3
Italy                22.4      5.5     5.2
Other Foreign       (17.7)     0.4    (5.2)
                  $(408.8)   $29.6   $98.3

The components of income taxes (benefit) are as follows:


IN MILLIONS               1998     1997    1996

Current:
   Federal               $(65.9)  $ 6.4    $30.8
   Italy                    3.7     3.0      1.3
   Other Foreign            2.1     3.4      0.7
   State                    0.3     0.8      0.8
 Total current            (59.8)   13.6     33.6
Deferred:
   Federal                 (4.3)    1.5      1.7
   Italy                   (1.6)   (0.3)      --
   Other Foreign            0.1      --       --
 Total deferred            (5.8)    1.2      1.7
Income taxes (benefit)   $(65.6)  $14.8    $35.3


Effective January 1, 1998, the corporate income tax rate in Italy decreased from 53% to 42%. The deferred income tax balances were adjusted to reflect this revised rate. The current domestic benefit that has been recorded represents the calculated Federal income tax refund the Company will receive as a result of the carryback of the June 30, 1998 taxable loss to the tax years ending June 30, 1995 through June 30, 1997.

                            BREED TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Income tax expense (benefit) is included in the financial statements as follows:


IN MILLIONS                1998    1997   1996

Income taxes (benefit)    $(60.2)  $14.8  $35.3
Extraordinary item          (5.4)     --     --
Income taxes (benefit)    $(65.6)  $14.8  $35.3

                            BREED TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


The reconciliation of income tax from continuing operations (before extraordinary item) computed at the US federal statutory tax rate to the company's effective income tax provision is as follows:

IN MILLIONS                                1998      1997    1996

Tax at U.S. statutory rate                $(146.6)   $10.3   $34.4
State taxes, net of Federal
    tax benefit                               0.2      0.5     0.5
Change in valuation allowance               105.4      1.8     2.2
Amortization of goodwill                     (1.8)     1.3      --
Foreign rate differential                    (4.2)     0.7      --
Reduction of taxes provided in
    prior years                              (1.0)      --    (1.2)
Gain on intercompany debt forgiveness        (8.1)
Other                                        (4.1)     0.2    (0.6)
                                          $ (60.2)   $14.8   $35.3


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income taxes. A provision for income taxes has not been made for the undistributed earnings of foreign subsidiaries of approximately $38.1 million at June 30, 1998 and $10 million at June 30, 1997, which have been or are intended to be permanently reinvested in expanded foreign business operations.

The temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of June 30, 1998, and 1997, respectively, are presented below.



IN MILLIONS                                     1998     1997

Deferred tax assets:
   Accrued Expenses-U.S.                      $   3.0    $ 5.1
   Accrued Expenses-Canada                        1.0
   Net Operating losses-Foreign                  13.5      4.0
   Other                                          0.2      1.0
   Accrued Repositioning Expenses-Italy          23.6       --
   Accrued Repositioning Expenses-U.S.           58.6       --
   Amortization of Intangibles                   20.2       --
   Tax credit carryforwards                       3.0       --
   Valuation allowance                         (109.4)    (4.0)
                                              $  13.7    $ 6.1


   Deferred tax liabilities:
    Depreciation                                 (7.5)    (2.3)
    Amortization of Intangibles                    --     (0.6)
    Fixed Asset basis differences-Italy          (0.3)    (5.0)
    Other-U.S.                                   (0.3)      --
    Other-Foreign                                (0.1)      --
                                                 (8.2)    (7.9)
   Net deferred tax asset (liability)         $   5.5    $(1.8)

                           BREED TECHNOLOGIES, INC.
                 NOTES TO CONSOLIDATED STATEMENTS (CONTINUED)


The net deferred income tax asset is reflected in the accompanying 1998 and 1997 consolidated balance sheets as a $4.5 million and $5.8 million current asset, a $1.3 million and zero non-current asset (included in investments and other assets), and a $0.3 million and $7.6 million non-current liability (included in other long-term liabilities), respectively.

SFAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. For the fiscal year ended June 30, 1997, the Company determined that a valuation allowance of $4 million was necessary to reduce the deferred tax asset related to the foreign net operating loss carryforwards, incurred predominately in the United Kingdom and Finland, to $0. For the fiscal year ended June 30, 1998, the Company has determined that a valuation allowance of approximately $109 million is necessary to reduce the deferred tax assets for approximately $72 million attributable to the United States and approximately $37 million attributable to foreign operations. The need for a valuation allowance was addressed separately for domestic and foreign purposes. For domestic purposes, the Company is in a cumulative loss position and pursuant to SFAS No. 109, a valuation allowance was recorded by the Company to offset the portion of the domestic deferred tax asset which, upon reversal, could not be carried back against prior year taxable income. For foreign purposes, a valuation allowance of approximately $37 million has been recognized to reduce foreign deferred tax assets primarily related to net operating loss carryforwards in Finland, Spain and the U.K. and restructuring charges in Italy to zero.

At June 30, 1998, the Company's Finnish subsidiary had an operating loss carryforward of approximately $21 million, which expires through the year 2008. In addition, the Company's Italian subsidiaries have an operating loss of $5.6 million, which expires through the year 2001. The Company's subsidiary in the U.K. had an operating loss of $17 million which can be carried forward indefinitely. U.S. Federal tax credit carryforwards at June 30, 1998 totaled approximately $3.0 million, which carry forward indefinitely.

5. DEBT

A summary of long-term debt follows:                                JUNE 30,
                                                                 1998     1997
                                                                 (IN MILLIONS)
Term Loan A, interest at 7.825%
   installments due 1999 through 2004                            $309.2   $   --
Term Loan B, interest at 8.075%
   installments due 1999 through 2006                             197.8       --
Senior Subordinated Notes, interest at
   9.25%, due April 15, 2008                                      330.0       --
Multi-currency credit facility, weighted average
   interest rate of 6.7%, installments due on April 29, 1998
   and April 30, 2002                                                --    358.0
Foreign short-term lines of credit, weighted average
   interest rate of 6.8%, installments due various                 30.4     27.3
Mortgages and equipment financing loans                            30.6     38.1

Total debt                                                        898.0    423.4
Less current maturities                                            46.9    191.7
Total long-term debt                                             $851.1   $231.7

On April 28, 1998, the Company completed the refinancing of its Bridge Loan Facility (as defined below) with borrowings under a $675 million long-term senior credit facility ("New Credit Facility") and the net proceeds received in connection with the issuance and sale of $330 million of 9.25% Senior Subordinated Notes ("Notes").

                           BREED TECHNOLOGIES, INC.
                 NOTES TO CONSOLIDATED STATEMENTS (CONTINUED)


New Credit Facility

The New Credit Facility entered into with NationsBank, as Agent and as Lender, consists of (1) a revolving credit facility of up to $150.0 million (the "Revolving Credit Facility") (which was not drawn at closing, except for approximately $10.0 million of Letters of Credit), (2) a term loan in the amount of $325.0 million ("Term Loan A") and (3) a term loan in the amount of $200.0 million ("term Loan B", and together with Term Loan A, the "Term Loans"). The Revolving Credit Facility includes (a) a $25.0 million sublimit for the issuance of standby letters of credit, (b) a $75.0 million sublimit for foreign currency denominated borrowings and (c) a $20.0 million sublimit for swing line loans to be provided by NationsBank ("Swing Line Loans"). All amounts outstanding under the Revolving Credit Facility must be paid on the sixth anniversary of the closing of the New Credit Facility. Term Loan A is payable in quarterly installments, subject to annual amortization, based on an assumed outstanding principle amount equal to $325.0 million, ranging from $27.5 million for fiscal 1999 to $97.5 million for fiscal 2004. Term Loan B is payable in annual installments, subject to annual amortization, based on an assumed outstanding principle amount equal to $200.0 million, ranging from $1.3 million for the fiscal year 1999 to $96.3 million for fiscal 2006. On June 26, 1998, the Company prepaid $18.0 million of Term Loan.

Interest accrues on the loans made under the Revolving Credit Facility (other than Swing Line Loans) and on Term Loan A at either LIBOR plus a specified margin ranging from 1.125% to 2.125%, or the base rate, which is the higher of NationsBank's prime rate and the federal funds rate plus 0.50% (the "Base Rate"), plus a specified margin ranging from 0.125% to 1.125%, at the Company's option. Interest accrues on Term Loan B at either LIBOR plus a specified margin ranging from 1.75% to 2.375%, or the Base Rate plus a specified margin ranging from 0.75% to 1.375%, at the Company's option. Swing Line Loans will bear interest at the Base Rate plus a specified margin ranging from 0.125% to 1.125%. The applicable margins will be determined by reference to a leverage ratio of the Company and its subsidiaries.

The New Credit Facility is secured by a security interest in substantially all of the real and personal property, tangible and intangible, of the Company and its domestic subsidiaries as well as a pledge of all of the stock of such domestic subsidiaries, a pledge of not less than 65% of the voting stock and all of the non-voting common stock of each direct foreign subsidiary of the Company and each direct foreign subsidiary of each domestic subsidiary of the Company, and a pledge of all of the capital stock of any subsidiary of the Company that is a borrower under the New Credit Facility. The security interest, other than the pledge of stock, will be released if the unsecured long-term indebtedness of the Company has received certain minimum rating or the leverage ratio of the Company and its subsidiaries has decreased below a certain threshold. The New Credit Facility is guaranteed by all of the domestic subsidiaries of the Company.

The New Credit Facility contains a number of significant covenants that, among other things, restrict the ability of the Company to dispose of assets, incur additional indebtedness, prepay other indebtedness, pay dividends, repurchase or redeem capital stock, make certain investments or create new subsidiaries, enter into sale and lease-back transactions, make certain acquisitions, engage in mergers or consolidations, create liens, make capital expenditures, or engage in certain transactions with affiliates, and that otherwise restrict corporate and business activities. Under the terms of the New Credit Facility, the Company may not pay dividends or make other restricted payments until the Company's consolidated leverage ratio is equal to or less than 3.50 to 1.00 as of the end of the most recent four-quarter period. The Company does not presently meet this standard and it is unclear when it will be met. In addition, under the New Credit Facility, the Company is required to comply with specified financial ratios and tests, including a minimum net worth test, a fixed charge coverage ratio, an interest coverage ratio and a leverage ratio.

The aggregate maturities of the New Credit Facility subsequent to June 30, 1998 during the next five years are as follows, in millions: 1999, $10.8; 2000, $33.8; 2001, $38.8; 2002, $41.3; 2003, $91.3; thereafter $291.0.

Senior Subordinated Notes

                           BREED TECHNOLOGIES, INC.
                 NOTES TO CONSOLIDATED STATEMENTS (CONTINUED)


The Notes bear interest at 9.25% and mature on April 15, 2008, unless previously redeemed. Interest on the Notes is payable semiannually on April 15 and October 15 of each year, commencing October 15, 1998. The Notes are redeemable, in whole or in part, at the option of the Company at any time on or after April 15, 2003, at certain redemption prices, plus accrued and unpaid interest to the date of redemption. In addition, at any time on or prior to April 15, 2001, the Company may redeem Notes with the net proceeds of one or more equity offerings at a redemption price equal to 109.25% of the principal amount thereof, plus accrued and unpaid interest to the date of redemption, provided that at least 65% of the aggregate principal amount of Notes originally issued remains outstanding after each such redemption. Upon a change of control, the Company will be required to make an offer to repurchase all outstanding Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest to the date of repurchase.

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

Bridge Loan Facility

On October 30, 1997, the Company and NationsBank entered into a revolving and term credit facility ("Bridge Loan Facility") pursuant to which the Company had $900 million of aggregate borrowing availability. Borrowings under the Bridge Loan Facility were used to repay in full borrowings outstanding under two multicurrency credit agreements and to finance a portion of the purchase price for the acquisition of SRS (see Note 2). The Bridge Loan Facility was replaced by the New Credit Facility and Senior Subordinated Notes.

Old Loan Facility

During 1997, the Company entered into two multicurrency credit agreements totaling $450 million that would have expired on April 29, 1998 ($250 million) and April 30, 2002 ($200 million). This Old Loan Facility was replaced by the Bridge Loan Facility.

Other Debt

The Company's subsidiaries outside of the United States have short-term lines of credit aggregating approximately $100 million from various banks worldwide.
Most of these arrangements are reviewed periodically for renewal. Interest rates are generally based on the prevailing bank prime rate in the various countries in which the Company has operations. Additionally, the subsidiaries have outstanding mortgage and equipment financing loans.

Issued letters of credit aggregated approximately $11.8 million at June 30, 1998.

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

Due to their short maturity or their insignificance, the carrying amounts of cash and cash equivalents, accounts and notes receivable, accounts payable, accrued liabilities and short-term borrowings approximated their fair values at June 30, 1998. The approximate fair value of the Company's $330 million of Notes determined through reference to market yields was $323.8 million at June 30, 1998. The fair value of the Company's $250 million of Convertible Debentures (as defined in Note 11) approximated $205.0 million at June 30, 1998.

                           BREED TECHNOLOGIES, INC.
                 NOTES TO CONSOLIDATED STATEMENTS (CONTINUED)


The Company had entered into variable to fixed interest rate swap agreements in the notional amount of $35.0 million as of June 30, 1998. These agreements have expiration dates between 1999 and 2005. Under these agreements, the Company received an average variable rate of 5.7% and paid an average fixed rate of 6.3 % on June 30, 1998. The Company also has variable to variable interest rate swap agreements outstanding at June 30, 1998 with notional amounts of $275.0 million, which effectively convert interest from a LIBOR basis to a broader index and cap the Company's exposure to upward movement in rates at 6.0% through May 28, 2001 and afterwards at 7.5% through May 28, 2005. These agreements expire in 2005. Under these agreements, the Company received an average variable rate of 5.7% and paid an average variable rate of 5.3% at June 30, 1998.

At June 30, 1998 the Company had outstanding foreign exchange contracts to buy $53.0 million Canadian dollars maturing through October 1999 and a contract to sell $2.0 million British pounds.

Exposure to market risk on interest rate and foreign currency financial instruments result from fluctuations in interest and currency rates, respectively, during the periods in which the contracts are outstanding. The counterparties to the Company's interest rate swap agreements and currency exchange contracts consist of a diversified group of major financial institutions, each of which is rated investment grade or better. The Company is exposed to credit risk to the extent of potential nonperformance by counterparties on financial instruments. Any potential credit exposure does not exceed the fair value as stated below; the Company believes the risk of incurring losses due to credit risk is remote.

The cost to terminate the outstanding interest rate swaps as of June 30, 1998 was $7.8 million. Book value at June 30, 1998 was a $0.1 million receivable. The cost to terminate outstanding foreign exchange contracts as of June 30, 1998 was approximately $2.4 million.

7. EMPLOYEE PENSION  AND SAVINGS PLAN

The Company has a non-contributory defined benefit retirement plan (Plan) which covers substantially all unionized employees in the United States who meet age and service requirements. The Plan was primarily established for the pension responsibilities assumed in the acquisition of SRS. The Plan provides defined benefits that are based on years of credited service, average compensation and the primary social security benefit.

The cost of pension benefits under the Plan is determined by an independent actuarial firm using the "projected unit credit" actuarial cost method. Currently payable contributions to the Plan are limited to amounts that are currently deductible for income tax reporting purposes, and are included in accrued expenses in the consolidated balance sheets. The assumptions used to develop the projected benefit obligations and net periodic pension expense for the Plan for 1998 were as follows:

Discount rate for obligations                     7%
Future compensation increase rate                 5%
Investment return assumptions                     9%

Net pension expense for the year ended June 30, 1998 included the following components (in millions):

Service Costs - benefits earned during the year             $ 1.1
Interest Costs on projected benefit obligations               0.6
Actual return on plan assets                                 (0.3)
Net amortization and deferral                                (0.3)
                                                            $ 1.1

                           BREED TECHNOLOGIES, INC.
                 NOTES TO CONSOLIDATED STATEMENTS (CONTINUED)

                           BREED TECHNOLOGIES, INC.
                 NOTES TO CONSOLIDATED STATEMENTS (CONTINUED)


The following table sets forth the Plan's funded status and amounts recognized in the consolidated balance sheets at June 30, 1998 (in millions):

Actuarial present value of accumulated benefit
obligation, including vested benefits of $9.7
          at June 30, 1998                                        $10.9

Projected benefit obligation                                      $14.7
Less fair value of plan assets, primarily bonds, stocks
     and cash equivalents                                          11.7
Projected benefit obligation in excess of plan assets               3.0
Unrecognized net gains/ (loss)                                     (0.3)
                                                                  $ 2.7

The Company maintains a 401(k) retirement plan which covers substantially all full-time U.S. employees. Under the plan, the Company will match employee contributions at rates which are determined annually by management. Employer contributions for the years ended June 30, 1998, 1997, and 1996 amount to $2.0 million, $0.8 million and $0.9 million, respectively.

8. POST RETIREMENT HEALTH CARE BENEFITS

The Company provides to certain unionized employees health care benefits when they retire. The employee may become eligible for these benefits if they reach normal retirement age while working for the Company. The post retirement health care benefits plan was established for the responsibilities assumed in the acquisition of SRS. Net periodic post retirement benefit cost was $0.3 million in 1998.

The following table sets forth the funding status and amounts recognized in the consolidated balance sheet at June 30, 1998 (in millions):

Accumulated post retirement benefit obligation (APBO):

     Existing retirees                                                $    --
     Active employees                                                     3.5
                                                                      $   3.5

A weighted average discount rate of 7% and a medical trend rate of 6% was used in determining the actuarial present value of APBO. A 1% increase or decrease in the medical trend rate would increase or decrease the APBO by approximately $0.1 million.

9. STOCK OPTION PLANS

The Company's Omnibus Stock Plan provides for the granting of 3.7 million shares of common stock for awards of options under the Company's 1992 Stock Option Plan, the 1992 Employee Stock Purchase Plan, and the 1994 Stock Incentive Plan.

Under the 1992 Stock Option Plan, options to purchase up to 1,500,000 shares of common stock may be granted to officers, employees and consultants to the Company. The Company may grant options that are either qualified (incentive stock options) or nonqualified under the Internal Revenue Code of 1986, as amended. Options under the Plan

                           BREED TECHNOLOGIES, INC.
                 NOTES TO CONSOLIDATED STATEMENTS (CONTINUED)


will generally vest over a three-year period and the option term may not exceed ten years. Total options granted under this plan amounted to 28,100 in 1998, 48,313 in 1997 and 45,000 in 1996.

The Company's 1992 Employee Stock Purchase Plan provides that eligible employees may contribute up to 10% of their base earnings toward the semiannual purchase of the Company's common stock, at a price equal to 85% of the lower of the market value of the common stock on the first and last day of the applicable period. There are limitations on the number of shares that can be purchased in any period. As of November 1996, this plan has been discontinued. Total shares issued under this plan were 27,082 in 1997 and 60,906 in 1996. Since the plan is noncompensatory, no charges to operations have been recorded.

The 1994 Stock Incentive Plan permits the issuance of options of common stock in the form of incentive stock options, nonstatutory stock options, stock appreciation rights, performance shares, restricted stock or unrestricted stock to selected employees of the Company. Options under the plan vest over a three-year period. Stock appreciation rights entitle recipients to receive an amount determined in whole or in part by appreciation in the fair market value of the stock between the date of the award and the date of exercise. Performance share awards entitle recipients to acquire shares of stock upon attainment of specified performance goals. Restricted stock awards entitle recipients to acquire shares of stock, subject to the right of the Company to repurchase under certain circumstances all or part of the shares at their purchase price (or to require forfeiture of such shares if purchased at no cost) from the recipient. Restricted shares vest over a five-year period. Unearned compensation, representing the fair market value of the shares at the date of issuance, is charged to earnings over the vesting period. Total options granted under this plan amounted to 1,399,468 in 1998, 63,744 in 1997 and 648,873 in 1996. No
stock appreciation rights or performance shares were granted in 1998, 1997 or 1996.

In addition to the above plans, the Company's 1992 Director Stock Option Plan provides for the grant of nonqualified stock options to the Company's nonemployee directors. The total number of shares to be issued under this plan may not exceed 100,000 shares. Options granted under the 1992 Director Stock Option Plan have an exercise price equal to the fair market value of the common stock on the date of the grant and a term equal to ten years. Total options granted under this plan amounted to 8,055 in 1998, 5,310 in 1997 and 14,600 in 1996.

Pursuant to Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS No. 123), the Company has elected to account for its stock option plan under the provisions of APB Opinion No. 25 "Accounting for Stock Issued to Employees."

Accordingly, no compensation cost has been recognized for the stock option plans. The Company has evaluated the pro forma effects of SFAS No. 123 and as such, net earnings, basic earnings per common share and diluted earnings per common share would have been as follows:

                                                          JUNE 30,
                                                  1998               1997
                                            (IN MILLIONS, EXCEPT PER SHARE DATA)
Net earnings (loss)
     As reported                                $(368.6)             $14.8
     Pro forma                                   (375.3)              14.2
Basic earnings (loss) per common share
     As reported                                 (11.03)              0.47
     Pro forma                                   (11.23)              0.45
Diluted earnings (loss) per common share
     As reported                                 (11.03)              0.47
     Pro forma                                   (11.23)              0.45

                           BREED TECHNOLOGIES, INC.
                 NOTES TO CONSOLIDATED STATEMENTS (CONTINUED)


Because SFAS No. 123 is applicable to options granted subsequent to December 31, 1994, and the options have a three to ten year vesting period, the pro forma effect will not be fully reflected until fiscal 2006.

The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                             JUNE 30,
                                         1998       1997
Risk-free interest rate                  5.43%      6.17%
Dividend yield                            --        1.31%
Expected volatility                      35.5%      52.0%
Expected life in years                     10         10

                           BREED TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


A summary of the status of the Company's stock option plans as of June 30, 1998, 1997 and 1996 and changes during the years ended on those dates.


                                                   1998                             1997                           1996
                                                          WTD.                                                           WTD.
                                             SHARES       AVG.                                              SHARES       AVG.
(IN THOUSANDS EXCEPT EXERCISE, PRICE       SUBJECT TO   EXERCISE      SHARES SUBJECT      WTD. AVG.       SUBJECT TO   EXERCISE
AND WEIGHTED AVERAGE FAIR VALUE)            OPTIONS      PRICE          TO OPTIONS      EXERCISE PRICE      OPTIONS      PRICE
Options outstanding at beginning of
 year                                      1,100,361     18.043          1,149,236           17.824         622,028     17.436
Additional options granted                 1,435,623     21.527            117,367           22.162         708,473     18.166
Options exercised                            116,098     14.252             38,695           13.882          67,561     11.677
Options terminated, cancelled or
 expired                                     424,532     20.930            127,547           19.225         113,704     21.037
     Options outstanding at June 30        1,995,354     20.308          1,100,361           18.043       1,149,236     17.824
Options exercisable at  June 30              820,228     19.638            318,996           15.874         240,649     13.851
Options price range at end of year         0 - 32.25                     0 - 32.25                        0 - 32.25
Options price range for exercised
 shares                                   0 - 20.375                   12 - 20.375                     3.14 - 17.00
Weighted average fair value of options
 granted during the year                       12.32                         13.30


                           BREED TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


The following table summarizes information about stock options outstanding and exercisable at June 30, 1998:

                                           OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                                                                     WTD. AVG.                     WTD. AVG.
                              NO. OF OPTIONS       WTD. AVG.        CONTRACTUAL       NO. OF       EXERCISE
EXERCISE PRICE RANGE:           OUTSTANDING     EXERCISE PRICE     LIFE (IN YRS.)    OPTIONS        PRICE
$ 0.0000 - $ 3.2250                19,016          $ 0.000              6.2              639        $ 0.000
$ 9.6751 - $12.9000               160,292          $ 12.00              4.2          160,292        $12.000
$12.9001 - $16.1250                 3,000          $15.625             10.0                0        $ 0.000
$16.1251 - $19.3500               481,247          $17.306              7.9          173,523        $16.761
$19.3501 - $22.5750             1,058,330          $21.199              8.8          142,908        $20.796
$22.5751 - $25.8000               190,965          $23.890              4.6          274,101        $23.190
$25.8001 - $29.0250                77,854          $28.043              6.1           64,115        $28.041
$29.0281 - $32.2500                 4,650          $32.250              6.4            4,650        $32.250
                                ---------
                                1,995,354                                            820,228
                                =========                                            =======

                           BREED TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


10.  COMMITMENTS

The Company owns most of its major facilities, but does lease certain office, factory and warehouse space, data processing equipment and other equipment under principally noncancelable operating losses. The future minimum lease payments over the next five years under noncancelable operating leases at June 30, 1998 are as follows (in millions):


    1999    $7.0
    2000    $5.7
    2001    $5.2
    2002    $3.1
    2003    $2.3


Total rental expense under cancelable and noncancelable operating leases were as follows:


    Year ended June 30, 1998    $10.8
    Year ended June 30, 1997    $ 5.5
    Year ended June 30, 1996    $ 3.0

11. COMPANY OBLIGATED MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED SECURITIES

In connection with the SRS acquisition, on October 30, 1997, the Company issued and sold to Prudential Securities Credit Corp. ("PSCC") $200.0 million of Series B Convertible Preference Stock of the Company (the "Series B Preference Stock"). On November 25, 1997, the Company issued and sold $250.0 million of 6.5% Convertible Subordinated Debentures due 2027 (the "Convertible Debentures") of the Company to BTI Capital Trust (the "Trust") which, concurrently therewith, issued and sold $257.7 million aggregate liquidation amount of its 6.50% Company Obligated Mandatorily Redeemable Convertible Trust Preferred Securities (the "Preferred Securities") (which are fully and unconditionally guaranteed by the Company) in a private transaction under Rule 144A under the Securities Act of 1933. The Company used the net proceeds from the issuance and sale of the Convertible Debentures to the Trust to redeem all of the outstanding Series B Preference Stock in accordance with the terms thereof and for general corporate purposes.

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

Holders of the Preferred Securities are entitled to receive cumulative cash distributions at an annual rate of 6.5% of the liquidation amount of $50 per Preferred Security, accruing from, and including November 25, 1997 and payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, commencing February 15, 1998 (the "Distributions"). Each Preferred Security is convertible, at the option of the holder into shares of Common Stock, at the rate of 2.1973 shares of Common Stock for each Preferred Security, subject to adjustment in certain circumstances.

Each Convertible Debenture bears interest at the rate of 6.5% per annum from November 25, 1997, payable quarterly in arrears on February 15, May 15, August 15 and November 15, commencing February 15, 1998. The Convertible Debentures are redeemable by the Company in whole or in part, from time to time, on or after November 25, 2000, or at any time, in whole or in part, in certain circumstances upon the occurrence of certain specified tax events. If the

                           BREED TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Company redeems any Convertible Debentures, the proceeds from such redemption will be applied to redeem a like amount of Trust Securities. The Preferred Securities will be redeemed upon maturity of the Convertible Debentures on November 15, 2027. Upon the repayment of the Convertible Debentures, the proceeds from such repayment will be applied to redeem a like amount of Trust Securities.

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

The Company has the right to defer payments of interest on the Convertible Debentures by extending the interest payment period on the Convertible Debentures at any time (so long as no event of default has occurred and is continuing under the Indenture applicable to the Convertible Debentures) for up to 20 consecutive quarters (each, an "Extension Period"); provided that no such Extension Period may extend beyond the maturity date of the Convertible Debentures. If interest payments are so deferred, Distributions on the Preferred Securities will continue to accrue with interest thereon (to the extent permitted by applicable law) at an annual rate of 6.5% per annum, compounded quarterly.

An event of default under the indenture relating to the Convertible Debentures constitutes an event of default under the declaration relating to the Trust Securities. Upon the occurrence of an event of default under the declaration, until such event of default has been cured, waived or otherwise eliminated, the institutional trustee will be deemed to be acting on behalf of the holders of the Preferred Securities, and the holders of the Preferred Securities will have the right to direct the institutional trustee with respect to certain matters under the declaration and, therefore, the indenture. If the institutional trustee fails to enforce its rights under the Convertible Debentures, any holder of Preferred Securities may, to the fullest extent permitted by law, directly institute a legal proceeding against the Company to enforce the institutional trustee's rights under the Convertible Debentures without first instituting any legal proceeding against the institutional trustee or any other person or entity.

                           BREED TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


12.  EARNINGS PER SHARE

                                                                       YEAR ENDED JUNE 30,
                                                                 1998            1997         1996
                                                            (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)
BASIC EARNINGS PER SHARE
Income (loss) before extraordinary items                           $(358.6)      $  14.8      $  63.0
Extraordinary loss, net                                              (10.0)           --           --
Income (loss) applicable to common stock                           $(368.6)      $  14.8      $  63.0

Weighted average common shares outstanding                          33,407        31,648       31,550

Basic earnings per share:
     Income (loss) before extraordinary items                      $(10.73)      $  0.47      $  2.00
     Extraordinary loss                                              (0.30)           --           --
     Net (loss) income                                             $(11.03)      $  0.47      $  2.00

DILUTED EARNINGS PER SHARE
Income (loss) before extraordinary items                           $(358.6)      $  14.8      $  63.0
Extraordinary loss, net                                              (10.0)           --           --
Income applicable to common stock                                  $(368.6)      $  14.8      $  63.0


Share computation:
     Weighted average common shares outstanding                     33,407        31,648       31,550
     Effect of diluted securities:
          Assumed exercise of stock options and warrants                 *           219           94
          Series A Preference Stock                                      *            --           --
          Company obligated mandatorily redeemable
                convertible preferred securities                         *            --           --
     Weighted average common shares
          outstanding as adjusted                                   33,407        31,867       31,644

Diluted earnings per share:
     Income before extraordinary items                             $(10.73)      $  0.46      $  1.99
     Extraordinary items                                             (0.30)           --           --
     Net income                                                    $(11.03)      $  0.46      $  1.99

* Items not assumed in the computation because their effect is anti-dilutive

Each Company Obligated Mandatorily Redeemable Convertible Preferred Security is convertible, at the option of the holder, into shares of the Company's common stock, at a conversion rate of 2.1973 shares of common stock for each Preferred Security, subject to adjustment in certain circumstances (see Note 11).

Options to purchase 1,098,416 shares of common stock at prices between $20.0625 and $32.25 per share were outstanding as of June 30, 1998 but were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

As part of the acquisition of VTI Hamlin OY (VTI) in June 1995, the Company issued to certain of the former stockholders of VTI warrants to purchase up to 100,000 shares of common stock between July 1, 1998 and June 30,

                           BREED TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


2000, at an exercise price of $25.75 per share. The 100,000 warrants have not been included in the computation of diluted earnings per share for the year ended June 30, 1998 because the effect would be anti-dilutive.

In connection with the Bridge Loan Facility, the Company issued to NationsBank a warrant to purchase 250,000 shares of common stock of the Company at an exercise price of $23.125 per share. The 250,000 warrants have not been included in the computation of diluted earnings per share for the year ended June 30, 1998 because the effect would be anti-dilutive.

13.  CAPITAL STOCK

SERIES A PREFERENCE STOCK

On October 30, 1997, pursuant to a Stock Purchase Agreement dated October 14, 1997 (the "Stock Purchase Agreement"), Siemens acquired 4,883,227 Series A Preference Shares for an aggregate purchase price of $115.0 million. Pursuant to the Stock Purchase Agreement, the Company made certain customary representations and warranties concerning its business, agreed to certain post-closing covenants, including an agreement to provide Siemens with substantially equivalent rights to those granted in the future to any stockholder acquiring an equal or smaller percentage of voting interest in the Company as Siemens, agreed to indemnify Siemens for breaches of covenants and granted Siemens certain anti-dilution rights. The indemnification obligations of the Company are subject to a $1.5 million deductible and a cap of $30.0 million. On January 20, 1998, Siemens converted 4,883,226 of its Series A Preference Shares into an equal number of shares of Common Stock. The Company also granted Siemens certain demand and piggy-back registration rights that require the Company from time to time, subject to certain limitations, to register Siemens' shares of Common Stock for public sale. As of June 30, 1998, Siemens is the record holder of one Series A Preference Share.

SERIES B PREFERENCE STOCK

On October 30, 1997, in connection with the acquisition of SRS, the Company issued and sold $200.0 million Series B Preference Stock to PSCC. On November 25, 1997, the Company redeemed all of the outstanding Series B Preference Stock with the net proceeds from the issuance and sale of the Convertible Debentures to the Trust (see Note 11).

WARRANTS

In connection with the Bridge Credit Facility, pursuant to a Warrant Agreement between NationsBank and the Company dated October 30, 1997, as amended March 2, 1998, the Company issued to NationsBank a warrant exercisable for 250,000 shares of common stock of the Company at an exercise price of $23.125 per share (the "NB Warrant"). The Warrant Agreement and the NB Warrant expire on October 30, 2000. NationsBank may elect to include the common stock subject to the Warrant Agreement and NB Warrant in certain registration statements filed by the Company under the Securities Act and also has certain demand registration rights until October 30, 2002.

In connection with the Company's June 1995 acquisition of VTI, a Finnish company that designs and manufactures silicon capacitive micro-machined accelerometers and angular rate and differential and absolute pressure sensors, the Company issued to the former stockholders of VTI warrants to purchase an aggregate of 100,000 shares of common stock for a purchase price of $25.75 per share. These warrants are exercisable between July 1, 1998 and June 30, 2000. The Company granted certain demand and incidental registration rights with respect to the shares of common stock issuable upon the exercise of these warrants.

                           BREED TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     14. INFORMATION RELATING TO CUSTOMERS AND OPERATIONS IN DIFFERENT GEOGRAPHIC AREAS

     The Company operates in one principal industry segment: the design, manufacture, and sale of components used in the manufacture of automotive occupant safety systems--which represents more than 90% of consolidated net sales. The following financial information relates to operations in different geographic areas. Net sales to unaffiliated customers is based on the location of Company's operating entity. Transfers between geographic areas are recorded at amounts above cost and in accordance with the rules and regulations of the respective governing tax authorities. Identifiable assets of geographic areas are those assets used in the Company's operations in each area. Corporate assets include cash and cash equivalents, intangibles, long-term investments, and deferred income taxes.

                                                            NET SALES                     OPERATING INCOME (LOSS)
                                                       YEAR ENDED JUNE 30,                   YEAR ENDED JUNE 30,
                                                       1998     1997    1996              1998      1997       1996
                                                          (IN MILLIONS)                         (IN MILLIONS)
North America                                        $  710.2   $379.3   $324.6           $ (164.5)   $46.6   $88.4
Europe                                                  675.1    415.6    107.1             (177.7)     4.0     2.4
   Geographic totals                                 $1,385.3   $794.9   $431.7             (324.2)    50.6    90.8
General corporate expenses
Interest expense                                                                              85.7     26.8     2.7
Other income (expense), net                                                                    1.1      5.8    10.2
   Earnings (loss) before income taxes,
    distributions
     on Company Obligated Mandatorily
     Redeemable Convertible Preferred Securities,
     and extraordinary loss                                                                ($408.8)   $29.6   $98.3

                                                              ASSETS
AS OF JUNE 30,                                    1998         1997       1996
                                                            (IN MILLIONS)
North America                                    1,050.4       $447.1    $196.8
Europe                                             511.4        410.6     219.3
   Geographic totals                             1,561.8        857.7     416.1
General corporate assets                            88.1         19.5      87.7
   Total assets                                 $1,649.9       $877.2    $503.8

          The Company also had foreign export sales from the United States amounting to $162.6 million, $27.4 million and $24.5 million for the years ended June 30, 1998, 1997 and 1996, respectively.

                           BREED TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

15. REPOSITIONING, IMPAIRMENT AND OTHER SPECIAL CHARGES

During the quarter ended December 31, 1997, the Company formulated a repositioning program which is intended to: (i) enhance the Company's competitiveness and productivity (ii) reduce costs and increase asset control and (iii) improve processes and systems (the "Repositioning Program"). The Repositioning Program consists primarily of a 25% planned reduction in the Company's global workforce (or approximately 4,900 employees) through the elimination of redundant and overlapping positions resulting from recent acquisitions as well as reducing personnel required at USS and Custom Trim due to deteriorating business conditions at such businesses, the consolidation of the Company's manufacturing, sales and engineering facilities primarily in North America and Europe through the closing of approximately 50% (or 32) of its manufacturing facilities and 33% (or 10) of its sales and engineering facilities (which includes certain facilities being consolidated due to deteriorating business conditions at USS and Custom Trim) and the disposal of certain non-core assets.

   As of June 30, 1998, the Company had reduced its net global workforce by approximately 2,700 employees and closed and/or sold 24 manufacturing facilities. The Company expects that the Repositioning Program will be substantially completed by March 31, 1999.

Repositioning Charge

In connection with the Repositioning Program, the Company recorded a $177.0 million charge during the three months ended December 31, 1997 (the "Repositioning Charge"), which included the following; (i) $30.8 million relating to planned work force reductions; (ii) $31.4 million relating to proposed facility consolidation (not including any SRS facilities); (iii) $10.6 million relating to the write-down of goodwill associated with the disposal of long-lived assets; (iv) $41.3 million relating to the write-down to net realizable value of certain long-lived assets in connection with the Gallino Disposition (as defined in Note 3); and (v) $62.9 million relating to the write-down of impaired production and other equipment and the write-off of assets used to manufacture products being replaced by new technologies.

USS Impairment

During the quarter ended December 31, 1997, the Company recorded a $82.5 million charge relating to the write-down of goodwill and other long-lived assets at USS due to deteriorating business conditions, reflecting the Company's determination that a material diminution in the value of USS has occurred (USS Impairment). When the Company acquired USS in October 1996, it was aware that USS's largest OEM customer (which accounted for approximately 50% of USS revenues) had awarded a significant portion of its business (which related to one platform) to a competitor of USS, signaling the OEM's intention to source steering wheels and airbag modules from one supplier as a unit, instead of as separate components from two suppliers, provided the supplier had an approved airbag module. However, the Company believed it could recover this business by negotiating to supply the steering wheel component to the competitor because the competitor, although it has an approved airbag module, did not manufacture steering wheels. At the same time, the Company worked to have its airbag module approved by the OEM to position it to compete with respect to other platforms manufactured by that OEM, which would put the Company in the position to source USS steering wheels for those platforms.

                           BREED TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

During fiscal 1998, the repositioning and impairment reserve was reduced by $224.7 million as a result of cash and non-cash charges. The following table sets forth the details and the cumulative activity relating to the repositioning and impairment charge as of June 30, 1998:

                                         CHARGE TAKEN AT       CASH       NON-CASH     RESERVE BALANCE
IN MILLIONS                             DECEMBER 31, 1997   REDUCTION    REDUCTIONS   AT JUNE 30, 1998
Headcount reductions                            $ 30.8       $14.9            $--            $15.9
Facility consolidations                           31.4          --           20.3             11.1
Goodwill write-down                               10.6          --           10.6               --
USS Impairment                                    82.5          --           82.5               --
Gallino write-down                                41.3          --           41.3               --
Impaired assets and equipment write-
 down                                             62.9         2.9           52.2              7.8
     Total                                      $259.5       $17.8         $206.9            $34.8

Other Special Charges

In addition, during the quarter ended December 31, 1997, (i) in connection with the purchase price allocation for the SRS acquisition, the Company recorded a $77.5 million charge relating to the write-off of in-process research and development for acquired technology that has not been established as technologically feasible, and (ii) the Company recorded a $28.4 million charge against cost of sales for inventory and long-term contracts relating to manufacturing processes that will be exited. The $28.4 million charge included $15.5 million of expected losses under a contract entered into in February 1996 (under which production began in August 1997) with a European OEM to supply side impact airbag modules, which had not been previously manufactured by the Company. This amount represented estimated losses expected to be incurred over the five-year expected life of the platform to which the contract related. These losses resulted from substantial cost overruns due to significant additional testing requirements, design engineering costs and production problems experienced in connection with that contract. The contract has since been terminated effective January 1999.

   During the quarter ended June 30, 1998, the Company recorded a $21.7 million special charge against cost of sales relating to expected losses under 28 contracts acquired in connection with the SRS Acquisition. These contracts are with nine different OEMs. The charge represented estimated losses expected to be incurred over the expected life of the respective platforms to which the contracts related. The Company recorded these losses during the quarter ended June 30, 1998 because it determined that they were probable and reasonably estimable.

                           BREED TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Gallino Disposition

In July 1996, the Company acquired Gallino, a manufacturer of steering wheels and plastic interior and exterior parts based in Italy. During the quarter ended June 30, 1997, the Company committed to a plan to dispose of the plastic interior and exterior parts business acquired in connection with the acquisition of Gallino (the "Gallino Disposition"). The Company is currently in negotiations with two third parties relating to the sale of substantially all of this business for amounts in excess of net carrying value. Under both of the current proposals under consideration, the Company would retain at least a 10% interest in the business subject to the Gallino Disposition.


16. EXTRAORDINARY LOSS

In October 1997, the Company had an extraordinary loss of $0.7 million net of an income tax benefit of $0.4 million for the write-off of debt issuance costs relating to the two multi-currency credit agreements. In April 1998, the Company had an extraordinary loss of $9.3 million net of an income tax benefit of $5.4 million for the write-off of debt issuance costs relating to the Bridge Credit Facility.

17. CONTINGENCIES

On April 16, 1998, the Company was served with a complaint in the matter of Takata Corporation v. AlliedSignal, Inc. and BREED Technologies, Inc., (United States District Court, District of Delaware, case no. 98-94). The original complaint alleged patent infringement on the part of the Company relating to the production of two seat belt retractors formerly manufactured by AlliedSignal and now manufactured by the Company. The suit seeks monetary damages and injunctive relief. Under the Asset Purchase Agreement relating to the SRS Acquisition (the "Asset Purchase Agreement"), AlliedSignal is required to indemnify the Company (on a net after tax basis) against any monetary damages incurred by the Company in connection with this lawsuit, including any reasonable royalties that might be paid in respect of sales made through February 2000. The complaint was subsequently amended to include allegations of infringement relating to four additional products. The Company has counterclaimed that Takata is infringing a patent owned by the Company. Under the Asset Purchase Agreement, any liability for the additional claims of Takata is to be shared equally with Allied Signal, including any reasonable royalties that might be paid in respect of sales made through April 2000. Both the Company and AlliedSignal are vigorously defending the matter. While the outcome of this lawsuit cannot be predicated with certainty, based upon currently available information, the Company does not believe that this lawsuit will have a material adverse effect on the Company's financial condition or results of operations.

In addition, the Company is party to other litigation incidental to its business from time to time. The Company is not currently a party to any litigation that the Company believes, if determined adversely to the Company, would have a material adverse effect on the Company's financial condition or results of operations.

                           BREED TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     18. OTHER FINANCIAL DATA

     STATEMENT OF EARNINGS INFORMATION
     Other income (expense), net consists of the following:

                                                                   YEAR ENDED JUNE 30,
                                                                   1998    1997   1996
                                                                      (IN MILLIONS)
     Foreign exchange gain (loss)                                 $ 0.2   $ 2.2   $ 2.4
     Gain (loss) on disposition of property, plant, and equip.     (1.3)   (0.6)    1.5
     Royalty income                                                  --     0.1     4.0
     Government Grant                                                --     1.0      --
     Equity income (loss) in investment                             0.9      --      --
     Other, net                                                    (1.2)    0.8     0.8
     Interest income                                                2.5     2.3     1.5
                                                                  $ 1.1   $ 5.8   $10.2

     Grant

     The Company earned and recorded as income in 1997 a grant from the Italian Ministry of Labor and Social Security of $1.0 million for locating a plant in southern Italy in 1994.

     BALANCE SHEET INFORMATION

                                                                          JUNE 30,
                                                                       1998     1997
     Accrued expenses:                                                  (IN MILLIONS)
      Employee compensation                                            $ 47.5    $16.8
      Accrual for repositioning and other special charges                34.8       --
      Accrual for closing facilities and severance relating to SRS       39.2       --
      Acquisition related contracts                                      21.7       --
      Other                                                              90.0     32.7
                                                                       $233.2    $49.5

     19. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following tables set forth selected quarterly financial information.

                                                                 FIRST     SECOND      THIRD     FOURTH    TOTAL
IN MILLIONS, EXCEPT PER SHARE DATA                             QUARTER    QUARTER    QUARTER    QUARTER    YEAR
1998
Net sales                                                        $195.2    $ 340.7     $431.7     $417.7   $1,385.3
Gross profit                                                       28.3       28.2       74.9       52.5      183.9
Operating income (loss)                                             1.2     (352.6)      23.6        3.6     (324.2)
Income (loss) before extraordinary loss                            (4.2)    (334.2)      (1.7)     (18.5)    (358.6)
Net earnings (loss)                                                (4.2)    (334.9)      (1.7)     (27.8)    (368.6)
Basic earnings (loss) per share before extraordinary loss         (0.13)    (10.54)     (0.05)     (0.50)    (10.73)
Diluted earnings (loss) per share before extraordinary loss       (0.13)    (10.54)     (0.05)     (0.50)    (10.73)
Cash dividends per share                                           0.07         --         --         --       0.07

1997
Net sales                                                        $158.7    $ 182.6     $209.4     $244.2   $  794.9

                           BREED TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Gross profit                        41.6       36.7       38.0       47.3      163.6
Operating income                    18.2        9.3        7.1       16.0       50.6
Net earnings                         7.8        3.2        1.5        2.3       14.8
Basic earnings per share            0.25       0.10       0.05       0.07       0.47
Diluted earnings per share          0.25       0.10       0.05       0.07       0.46
Cash dividends per share            0.07       0.07       0.07       0.07       0.28

1996
Net sales                         $ 92.6    $ 105.7     $103.9     $129.5   $  431.7
Gross profit                        34.9       42.8       35.8       41.1      154.6
Operating income                    19.4       26.9       19.7       24.8       90.8
Net earnings                        12.6       17.8       14.9       17.7       63.0
Basic earnings per share            0.40       0.57       0.47       0.56       2.00
Diluted earnings per share          0.40       0.56       0.47       0.56       1.99
Cash dividends per share            0.05       0.05       0.07       0.07       0.24

     Amounts do not total to the annual earnings per share because each quarter and the year are calculated separately based on average outstanding shares (basic) and average outstanding and equivalent shares (diluted) during the periods.

     The Company recognized a charge during the fourth quarter of fiscal 1998 relating to estimated losses on acquisition related contracts in accordance with the Company's accounting policy for such contracts, which increased the net loss by $20.0 million (see Note 15). In addition, the Company recorded a reduction to the other special charges relating to the European OEM supply contract (originally recorded in the second quarter of fiscal
     1998), which decreased the net loss by approximately $2.4 million (see Note 15-- "Other Special Charges"). Also, an adjustment was recorded in the fourth quarter of fiscal 1998 to conform certain accruals established, in connection with the acquisition of SRS, to the current interpretation of EITF 95-3, which increased the net loss by approximately $2.9 million.

     In the second quarter of fiscal 1998, the Company recorded repositioning, impairment and other special charges aggregating $365.4, and impairment which include the following: (i) a $259.5 million charge for repositioning
     (ii) $77.5 million charge to the write off of in-process research and development and (iii) $28.4 million charge against cost of sales for inventory and long term customer contracts.

     The Company recognized a charge during the fourth quarter of fiscal 1997, which decreased net income by $2.2 million. This charge increased income tax expense to reflect an increase in the effective tax rate for the year due to loss carryforwards in foreign countries that could not be utilized as management had originally anticipated. This adjustment reduced fourth quarter net income per share by $0.7.


     20. FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-GUARANTOR SUBSIDIARIES

     The Company conducts a significant portion of its business through subsidiaries. The Notes of the Company are guaranteed, jointly and severally on a senior subordinated basis, by the domestic subsidiaries (the "Subsidiary Guarantors") of the Company other than BTI Capital Trust. The Company's foreign subsidiaries do not guarantee the Notes (the "Non-Guarantor Subsidiaries"). The Notes are effectively subordinated in right of payment to all indebtedness and other liabilities (including trade payables) of the Non-Guarantor Subsidiaries.

     Presented below are condensed consolidating balance sheets as of June 30, 1998, and 1997, condensed consolidating statements of earnings for the years ended June 30, 1998, 1997 and 1996 and condensed consolidating cash flows for the years ended June 30, 1998, 1997, 1996, for the Subsidiary Guarantors, the Non-Guarantor Subsidiaries, Parent only, and the Company consolidated. Separate financial statements for the Subsidiary Guarantors are not presented based on management'' determination that they do not provide additional information that is material to investors.

                           BREED TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                   BREED TECHNOLOGIES, INC. AND SUBSIDIARIES
                                 JUNE 30, 1998

                                                          SUBSIDIARY    NON-GUARANTOR
(IN MILLIONS)                                             GUARANTORS    SUBSIDIARIES     PARENT ONLY    ELIMINATIONS    CONSOLIDATED
ASSETS
Cash and cash equivalents                               $      (22.9) $      19.0      $     48.3      $      --       $   44.4
Accounts receivable, net                                       138.8        135.9             0.6             --          275.3
Inventories                                                     57.3         51.8              --             --          109.1
Other current assets                                           527.5         72.1            67.4         (574.7)          92.3
              Total current assets                             700.7        278.8           116.3         (574.7)         521.1
Property, plant and equipment, net                             203.1        129.5            32.6                         365.2
Intangibles, net                                               431.1        257.8             3.2             --          692.1
Other assets                                                    25.0         73.4         1,015.4       (1,042.3)          71.5
              Total assets                                  $1,359.9       $739.5        $1,167.5      $(1,617.0)      $1,649.9
LIABILITIES AND STOCKHOLDERS'
 EQUITY
Current liabilities:
        Current portion of long-term debt                         --       $ 35.2        $   11.7                      $   46.9
        Accounts payable                                        84.9        158.9            11.1                         254.9
        Accrued expenses                                       229.0        235.4           346.6         (577.8)         233.2
              Total current liabilities                        313.9        429.5           369.4             --          535.0
Long-term debt                                                    --         25.8           825.3                         851.0
Other long-term liabilities                                     10.5         16.1            (1.0)            --           25.7
              Total liabilities                                324.4        471.4         1,193.7         (577.8)       1,411.7
Company Obligated Mandatorily Redeemable
       Convertible Preferred Securities                           --           --           250.0                         250.0
Stockholders' equity                                         1,035.5        268.1          (276.2)      (1,039.2)         (11.8)
              Total liabilities and stockholders' equity    $1,359.9       $739.5        $1,167.5      $(1,617.0)      $1,649.9

                           BREED TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



                   BREED TECHNOLOGIES, INC. AND SUBSIDIARIES
                                 JUNE 30, 1997

                                                            SUBSIDIARY   NON-GUARANTOR
(IN MILLIONS)                                               GUARANTORS   SUBSIDIARIES   PARENT ONLY   ELIMINATIONS   CONSOLIDATED
ASSETS
Cash and cash equivalents                                           $--         $ 20.0       $ (1.3)          $--          $ 18.7
Accounts receivable, net                                           78.3          130.9          6.9           (8.1)         208.0
Inventories                                                        16.3           45.2         14.1           (0.3)          75.3
Other current assets                                              135.1           18.7         42.6         (182.9)          13.5
              Total current assets                                229.7          214.8         62.3         (191.3)         315.5
Property, plant and equipment, net                                105.5          109.6         53.2            8.2          276.5
Intangibles, net                                                   91.0          123.5          6.5             --          221.0
Assets held for sale                                                 --           52.6           --             --           52.6
Other assets                                                       28.7            2.1        261.6         (280.8)          11.6
              Total assets                                       $454.9         $502.6       $383.6        $(463.9)        $877.2
LIABILITIES AND STOCKHOLDERS'
 EQUITY
Current liabilities:
       Current portion of long-term debt                            $--         $ 33.7       $158.0           $--          $191.7
       Accounts payable                                            18.2           98.5          5.0           (0.2)         121.5
       Accrued expenses                                             0.3          134.5          5.7          (91.0)          49.5
              Total current liabilities                            18.5          266.7        168.7          (91.2)         362.7
Long-term debt                                                       --           31.7        200.0             --          231.7
Other long-term liabilities                                         0.3           12.9          3.1             --           16.3
              Total liabilities                                    18.8          311.3        371.8          (91.2)         610.7
Stockholders' equity                                              436.1          191.3         11.8         (372.7)         266.5
              Total liabilities and stockholders' equity         $454.9         $502.6       $383.6        $(463.9)        $877.2

                           BREED TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                   BREED TECHNOLOGIES, INC. AND SUBSIDIARIES
                                 JUNE 30, 1998

                                                      SUBSIDIARY   NON-GUARANTOR
(IN MILLIONS)                                        GUARANTORS    SUBSIDIARIES    PARENT ONLY   ELIMINATIONS   CONSOLIDATED
Net sales                                                $ 815.1         $ 685.4           $--        $(119.2)      $1,385.3
Cost of goods sold                                         699.4           621.2            --         (119.2)       1,201.4
       Gross profit                                        115.7            68.2            --             --          183.9
Selling, general and administrative expenses                14.7            37.1          26.8                          78.6
Engineering, research, and development                      40.4            18.9          13.4                          73.2
Repositioning charges                                      104.3           116.3          38.9                         259.5
In process research and development                         22.3            55.2            --                          77.5
expenses
Amortization of intangibles                                 19.4             1.1           1.0                          19.3
       Operating income (loss)                             (85.9)         (158.2)        (80.1)            --         (324.2)
Interest income (expense), net                                 0            (6.8)        (76.4)                        (83.2)
Other income (expense), net                                (25.4)           25.4          (1.4)                         (1.4)
       Earnings (loss) before income taxes,
        distributions on Company Obligated
        Mandatorily Redeemable Preferred
        Securities                                        (113.2)         (139.6)       (157.9)            --         (408.8)
Income Tax (benefit)                                       (20.7)            3.2         (36.3)                        (60.2)
Distributions on Company Obligated
       Mandatory Redeemable Convertible
       Preferred Securities                                   --                          10.0                          10.0
Earnings (loss) before extraordinary loss                  (90.6)         (136.4)       (131.6)            --         (358.6)
Extraordinary loss, net of tax benefit of $5.4                --              --          10.0             --           10.0
million
       Net earnings (loss)                               $ (90.6)        $(136.4)      $(141.6)            --       $ (368.6)

                           BREED TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                   BREED TECHNOLOGIES, INC. AND SUBSIDIARIES
                                 JUNE 30, 1997

                                                 SUBSIDIARY   NON-GUARANTOR
(IN MILLIONS)                                   GUARANTORS    SUBSIDIARIES    PARENT ONLY   ELIMINATIONS   CONSOLIDATED
Net sales                                            $386.2          $453.9           $--         $(45.2)        $794.9
Cost of goods sold                                    269.3           395.7          11.3          (45.0)         631.3
       Gross profit                                   116.9            58.2         (11.3)          (0.2)         163.6
Selling, general and administrative expenses            7.3            37.9          25.3            0.1           70.6
Engineering, research, and development                  5.3             5.3          25.5             --           36.1
Amortization of intangibles                             1.1             4.9           0.4           (0.1)           6.3
       Operating income                               103.2            10.1         (62.5)          (0.2)          50.6
Interest income (expense), net                         (0.3)           (7.0)        (17.2)            --          (24.5)
Other income (expense), net                             1.5             2.0          (0.4)           0.4            3.5
       Earnings (loss) before income taxes            104.4             5.1         (80.1)           0.2           29.6
Income tax (benefit)                                   37.9             6.1         (29.2)            --           14.8
       Net earnings (loss)                           $ 66.5          $ (1.0)       $(50.9)        $  0.2         $ 14.8



                   BREED TECHNOLOGIES, INC. AND SUBSIDIARIES
                                 JUNE 30, 1996

                                                SUBSIDIARY   NON-GUARANTOR
(IN MILLIONS)                                   GUARANTORS   SUBSIDIARIES    PARENT ONLY   ELIMINATIONS   CONSOLIDATED
Net sales                                            $363.7         $107.1           $--         $(39.1)        $431.7
Cost of goods sold                                    205.0           94.2          17.4          (39.5)         277.1
       Gross profit                                   158.7           12.9         (17.4)           0.4          154.6
Selling, general and administrative expenses           10.9            7.1          20.2             --           38.2
Engineering, research, and development                  0.4            2.6          20.6             --           23.6
Amortization of intangibles                             0.6            1.4            --             --            2.0
       Operating income                               146.8            1.8         (58.2)           0.4           90.8
Interest income (expense), net                          0.2           (2.3)          0.7            0.3           (1.1)
Other income (expense), net                             7.6            0.8           0.5           (0.3)           8.6
       Earnings (loss) before income taxes            154.6            0.3         (57.0)           0.4           98.3
Income tax (benefit)                                   53.6            2.2         (20.5)            --           35.3
       Net earnings (loss)                           $101.0         $ (1.9)       $(36.5)        $  0.4         $ 63.0

                           BREED TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                   BREED TECHNOLOGIES, INC. AND SUBSIDIARIES
                                 JUNE 30, 1998

                                                       SUBSIDIARY   NON-GUARANTOR
(IN MILLIONS)                                         GUARANTORS    SUBSIDIARIES    PARENT ONLY   ELIMINATIONS  CONSOLIDATED
Cash flows from operating activities:
       Net earnings/ (loss)                               $ (90.6)        $(136.4)      $(141.6)        $--          $(368.6)
Adjustments to reconcile net cash use in
   Operating activities:
       Depreciation and amortization                         30.8            25.2           5.5                         61.5
       Other adjustments                                    132.9           122.6          41.0                        296.5
       Changes in operating assets and liabilities          (83.2)           37.1          46.4                         (0.3)
       Net cash (used in) provided by operating
          activities                                        (10.1)           48.5         (48.7)         --            (10.3)
Cash flows from investing activities:
       Capital expenditures                                 (20.0)          (40.7)         (7.1)                       (67.8)
       Cost of acquisitions, net of cash acquired              --              --        (716.9)                      (716.9)
       Proceeds from sale of assets and equipment             7.2             4.3            --                         11.5
       Net cash used in investing activities                (12.8)          (36.4)       (724.0)                      (773.2)
Cash flows from financing activities:
       Net change in debt                                      --            (4.5)        479.1                        474.6
       Net change in equity                                    --              --         343.2                        343.2
          Net cash provided by (used in)
             financing activities                              --            (4.5)        822.5                        817.8
Effects of exchange rate changes on cash                       --            (8.6)           --                         (8.6)
Increase (decrease) in cash and cash equivalents          $ (22.9)           (1.0)         49.6                         25.7
Cash and cash equivalents at beginning of year                 --            20.0          (1.3)                     $  18.7
Cash and cash equivalents at end of year                  $ (22.9)        $  19.0       $  48.3                      $  44.4

                           BREED TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                   BREED TECHNOLOGIES, INC. AND SUBSIDIARIES
                                 JUNE 30, 1997

                                                       SUBSIDIARY   NON-GUARANTOR
(IN MILLIONS)                                         GUARANTORS    SUBSIDIARIES    PARENT ONLY   ELIMINATIONS   CONSOLIDATED
Cash flows from operating activities:
       Net earnings/ (loss)                              $   66.5         $  (1.0)      $ (50.9)         $ 0.2        $  14.8
Adjustments to reconcile net cash use in
   Operating activities:
       Depreciation and amortization                         21.9            20.1           6.5                          48.5
       Other adjustments                                      0.6                           1.3                           1.9
       Changes in operating assets and liabilities          (54.4)          144.7         (65.9)          (0.2)          24.2
       Net cash (used in) provided by operating
          activities                                         34.6           163.8        (109.0)            --           89.4
Cash flows from investing activities:
       Capital expenditures                                 (35.6)          (35.3)         (5.0)                        (75.9)
       Cost of acquisitions, net of cash acquired              --          (140.7)       (151.2)                       (291.9)
       Investment in and advances to affiliates                --              --          (0.9)                         (0.9)
       Proceeds from sale of assets and equipment             0.8             0.6            --             --            1.4
       Net cash used in investing activities                (34.8)         (175.4)       (157.1)            --         (367.3)
Cash flows from financing activities:
       Net change in debt                                      --            (8.8)        219.1                         210.3
       Net change in equity                                    --              --          (7.7)                         (7.7)
          Net cash provided by (used in)
             financing activities                              --            (8.8)        211.4                         202.6
Effects of exchange rate changes on cash                                     (1.8)           --                          (1.8)
Decrease in cash and cash equivalents                        (0.2)          (22.2)        (54.7)                        (77.1)
Cash and cash equivalents at beginning of year                0.2            42.2          53.4             --           95.8
Cash and cash equivalents at end of year                 $     --         $  20.0       $  (1.3)                      $  18.7

                           BREED TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                   BREED TECHNOLOGIES, INC. AND SUBSIDIARIES
                                 JUNE 30, 1996

(IN MILLIONS)                                          SUBSIDIARY   NON-GUARANTOR
                                                      GUARANTORS    SUBSIDIARIES    PARENT ONLY   ELIMINATIONS   CONSOLIDATED
Cash flows from operating activities:
       Net earnings/ (loss)                                $101.0          $ (1.9)       $(36.5)         $ 0.4         $ 63.0
Adjustments to reconcile net cash use in
   operating activities:
       Depreciation and amortization                         13.5             1.3           5.3                          20.1
       Other adjustments                                     (0.6)                          1.0                           0.4
       Changes in operating assets and liabilities          (74.1)           83.4         (51.2)          (0.4)         (42.3)
       Net cash (used in) provided by operating
          activities                                         39.8            82.8         (81.4)            --           41.2
Cash flows from investing activities:
       Capital expenditures                                 (42.2)          (13.1)          9.9                         (45.4)
       Sale of short-term investments                          --              --          10.6                          10.6
       Cost of acquisitions, net of cash acquired              --           (45.5)         (3.0)                        (48.5)
       Deposit on Gallino acquisition                          --              --         (10.3)                        (10.3)
       Proceeds from sale of assets and equipment             1.7              --           1.0             --            2.7
       Net cash used in investing activities                (40.5)          (58.6)          8.2                         (90.9)
Cash flows from financing activities:
       Net change in debt                                      --            17.3         108.3                         125.6
       Net change in equity                                    --              --          (4.9)                         (4.9)
          Net cash provided by (used in)
             financing activities                              --            17.3         103.4                         120.7
Effects of exchange rate changes on cash                       --            (1.6)           --                          (1.6)
Increase in cash and cash equivalents                        (0.7)           40.0          30.2                          69.5
Cash and cash equivalents at beginning of year                0.9             2.2          23.2             --           26.3
Cash and cash equivalents at end of year                   $  0.2          $ 42.2        $ 53.4                        $ 95.8

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.


                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding the directors and executive officers of the Company as of September 28, 1998:

     NAME                           AGE                        POSITION
     ----                           ---                        --------
     Johnnie Cordell Breed........   54  Chairman of the Board of Directors and Chief
                                           Executive Officer
     Charles J. Speranzella, Jr...   42  Vice Chairman, President, Chief Operating Officer
     Robert M. Rapone.............   41  Executive Vice President, Operations Worldwide
     Frank J. Gnisci..............   47  Executive Vice President and Chief Financial Officer
     Robert J. Saltarelli.........   44  Treasurer
     Lizanne Guptill..............   44  Secretary
     Allen K. Breed...............   71  Director
     Larry W. McCurdy(2)..........   62  Director
     Robert W. Shower(1)..........   61  Director
     Alberto Negro(2).............   59  Director
     Dr.-Ing. Franz Wressnigg(1)..   54  Director

__________________

(1)  Member of the Audit Committee.
(2)  Member of the Compensation Committee.

     Johnnie Cordell Breed was elected Chairman of the Board of Directors in March 1998 and Chief Executive Officer in August 1997 and has been a director of the Company since its inception in 1987. From August 1997 to March 1998, Mrs. Breed served as Co-Chairman of the Board of Directors. She served as President and Chief Operating Officer of the Company from September 1995 until August 1997 and as Vice Chairman from 1987 through August 1995. In 1982, Mrs. Breed co-founded Transcor, Inc., a provider of transportation travel services. She is currently the Secretary, Treasurer and sole stockholder of Transcor, Inc. Mrs. Breed is a trustee of Columbia College of South Carolina. Mrs. Breed is the wife of Allen K. Breed.

     Charles J. Speranzella, Jr. was elected President and Chief Operating Officer of the Company in June 1998, a director in October 1997 and Vice Chairman in August 1997. He joined the Company as General Counsel and Assistant Secretary in September 1994. He served as Managing Senior Vice President, General Counsel and Assistant Secretary from February 1995 until July 1995. Mr. Speranzella also served as President of BREED European Holdings, Inc. from June 1996 until January 1997 and Executive Vice President, Operations Worldwide from January 1997 until September 1997. Mr. Speranzella was elected Corporate Secretary in May 1995 and became Executive Vice President, General Counsel and Secretary in July 1995. From 1979 until joining the Company, he held various senior positions at Matra Hachette's Fairchild Space and Defense Corporation and Martin Marietta.

  Robert M. Rapone joined the Company as Executive Vice President, Operations Worldwide in September 1997. From 1995 to 1997, Mr. Rapone was Vice President of Operations for Morton ASP (later Autoliv) one of the largest independent suppliers of airbag and seatbelt systems in the world. From 1989 to 1995, Mr. Rapone was employed by Federal Mogul, most recently as Director of Connectivity.

  Frank J. Gnisci joined the Company as Executive Vice President and Chief Financial Officer in September 1997. From 1994 to 1997, Mr. Gnisci served as Vice President of Finance for Terex Corporation, a manufacturer of heavy construction vehicles and equipment. From 1991 to 1994, Mr. Gnisci was Vice President of Finance for Babcock Industries, Inc., a manufacturer of conveyor systems. Mr. Gnisci was Vice President and Controller of Gold Fields Mining Corporation from 1987 to 1991.

  Robert J. Saltarelli joined the Company as Treasurer in November 1997. From 1995 to 1997 Mr. Saltarelli served as Director of International and Corporate Finance for Tupperware Corporation. From 1992 to 1995, Mr. Saltarelli was Director of International Finance for W.R. Grace & Co., a chemical healthcare
company.   Mr. Saltaralli served as Assistant Treasurer of Melville Corporation, a specialty retailer, from 1990 to 1992.

  Lizanne Guptill joined the Company in 1993 as legal assistant to the General Counsel, specializing in corporate and business law. Prior to joining the Company, Ms. Guptill was a Legal Assistant with the Corporate Legal Department of Marriott International, Inc. since 1990. Ms. Guptill was employed as a Legal Assistant with the General Corporate Division of Hayt, Hayt & Landau in Miami from 1984 to 1990.

  Allen K. Breed, founder of the Company, was elected Chairman Emeritus of the Board of Directors of the Company in March 1998. From August 1997 to March 1998, Mr. Breed served as Co-Chairman of the Board of Directors. Mr. Breed was Chairman of the Board of Directors and Chief Executive Officer from the Company's inception in 1987 until August 1997. Mr. Breed is the husband of Johnnie Cordell Breed.

  Larry W. McCurdy was elected a director of the Company in September 1992. Since July 1998, Mr. McCurdy was President of DANA Automotive Aftermarket Group. From Since March 1997 to July 1998, Mr. McCurdy has served as Chairman, President and Chief Executive Officer of Echlin, Inc., an automotive components supplier ("Echlin"). From 1985 until March 1997, Mr. McCurdy served as President and Chief Executive Officer of Moog Automotive, Inc., a manufacturer of automotive aftermarket products (Moog Automotive, Inc. was sold to Cooper Industries, Inc. in October 1992). From 1983 to 1985, Mr. McCurdy served as President and Chief Operating Officer of Echlin. Prior to 1983, Mr. McCurdy held various senior management positions with Tenneco Inc. Mr. McCurdy is a director of Lear Seating Corporation and Mohawk Industries, Inc. and serves as a trustee of Milliken University.

  Robert W. Shower was elected a director of the Company in October 1997. From 1992 through his retirement in July 1996, Mr. Shower served as an officer and director of Seagull Energy Corporation, an oil and gas exploration and production company ("Seagull"). While at Seagull, Mr. Shower served as a Senior Vice President from 1992 to 1994, as Chief Financial Officer from 1992 to 1996, as an Executive Vice President from 1994 to 1996, and as a director from May 1992 through July 1996. Prior to joining Seagull, Mr. Shower served as Senior Vice President, Corporate Development for Albert Fisher, Inc., a fruit and vegetable distribution company, from 1991 until 1992. Mr. Shower currently serves as a director of Lear Seating Corporation, Highlands Insurance Group, Edge Petroleum Corporation and Nuevo Energy Corporation.

  Alberto Negro was elected a director of the Company in November 1997. Mr. Negro retired as Chief Executive Officer of Fiat Auto USA, Inc. in June 1997 after 29 years of service with Fiat. Mr. Negro also served as Chairman of SAE Overseas Meeting Group, a society of automotive engineers, and served on the Executive Committee of recent IBEC and Convergence Conferences from 1995 to 1997.

  Dr.-Ing. Franz Wressnigg was elected a director of the Company in November 1997. Mr. Wressnigg has served as the Group President of Siemens Automotive, an automotive parts manufacturer, since 1993. Previously he served as a member of the Board of Directors of Siemens Austria, Vienna from 1989 until 1993 and in various other management positions with Siemens since 1967. Dr. Wressnigg is the designee of Siemens to serve on the Board of Directors pursuant to the Stockholders Agreement described below.

  Pursuant to the Stockholders Agreement entered into in connection with the Siemens Investment, Mrs. Breed and her husband, who beneficially own an aggregate of approximately 47% of the outstanding Common Stock as of March 15, 1998, have agreed to vote their shares to elect a designee of Siemens to the Board of Directors. Siemens designated Dr. Wressnigg to be this director and he was elected a director of the Company at the Company's annual stockholders' meeting held on November 20, 1997. The holders of Series A Preference Shares (initially Siemens) also have the right, voting as a class, to elect one director of the Company under certain circumstances.

  Executive officers of the Company are elected by the Board of Directors on an annual basis and serve at the discretion of the Board of Directors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

  Under Section 16(a) of the Securities Exchange Act of 1934, all executive officers, directors and persons that beneficially own more than 10% of the Common Stock of the Company are required to file reports regarding the ownership of such Common Stock, options and stock appreciation rights and any changes in that ownership with the Securities and Exchange Commission. Specific due dates for these reports have been established, and the Company is required to report in the Proxy Statement any failure to comply therewith during the fiscal year ended June 30, 1998. Based solely upon a review of the copies of such reports furnished to the Company and certain representations of such persons, the Company believes that all of these filing requirements were satisfied.

DIRECTOR COMPENSATION

  As compensation for serving on the Board of Directors, members of the Board of Directors who are not employees of the Company are paid $5,000 for attendance at each Board meeting, $1,250 for participation in each telephonic Board meeting, $1,000 for each committee meeting and $2,000 for serving as chairman of any committee of the Board. These fees are in addition to participation in the Company's 1992 Directors Stock Option Plan (the "1992 Director Plan").

  Under the 1992 Director Plan, directors of the Company who are not employees of the Company or any subsidiary are eligible to receive non-qualified options to purchase shares of Common Stock of the Company. Under the 1992 Director Plan, options are automatically granted to eligible directors after their election on the date of each annual meeting of stockholders. The number of shares of Common Stock covered by each director's options is determined by dividing $50,000 by the fair market value of the Company's Common Stock on the date of grant. Such options vest on the first anniversary of the date of grant (or, if earlier, the day prior to the first annual meeting of stockholders of the Company following the date of grant). The exercise price of options granted under the 1992 Director Plan equal the fair market value of the Common Stock on the date of grant. On November 20, 1997, options to purchase 2,685 shares of Common Stock at an exercise price of $18.625 per share were granted to each of Messrs. McCurdy, Negro and Shower.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

  The following table sets forth certain information concerning the compensation earned by the Chief Executive Officer of the Company and each of the four other most highly compensated executive officers of the Company (collectively, the "Named Executive Officers") during fiscal 1996, 1997 and 1998.

                          SUMMARY COMPENSATION TABLE

                                                                                               LONG TERM
                                               ANNUAL COMPENSATION (1)                        COMPENSATION
                                 ----------------------------------------------------------   ------------
                                                                                                 AWARDS
                                                                                              ------------
                                                                                               SECURITIES
                                                                                               UNDERLYING     ALL OTHER
                                 FISCAL                                    OTHER ANNUAL       OPTIONS/SARS   COMPENSATION
  NAME AND PRINCIPAL POSITION     YEAR   SALARY ($)   BONUS($) (2)     COMPENSATION ($) (3)     (#) (4)        ($) (5)
-------------------------------  ------  ----------   ------------     --------------------   ------------   ------------
Johnnie Cordell Breed..........   1998    414,299             0                27,341               0           4,500
Chief Executive Officer           1997    331,749       287,950                17,115               0           4,500
                                  1996    283,032       220,000                44,376               0           4,500

Charles J. Speranzella, Jr.....   1998    303,195             0                25,339         458,804           4,500
Vice Chairman, President          1997    210,784       115,000                58,881           7,485           4,500
 and Chief Operating Officer      1996    198,672        43,125                74,461          90,607          40,661

Robert M. Rapone(6)............   1998    236,550             0                75,005         400,000           4,500
Executive Vice President,                                                                                       4,500
 Worldwide Operations                                                                                           4,500

Frank J. Gnisci(6).............   1998    157,706             0                27,459          75,000           3,000
Executive Vice President
 and Chief Financial Officer

Allen K. Breed.................   1998    342,119             0                 3,419               0           4,500
Former Chief Executive            1997    456,404       456,404                32,064               0           4,500
 Officer                          1996    455,812       441,000                36,466               0           4,500

Fred J. Musone(7)..............   1998    315,393             0                33,906               0           4,500
Former President and
 Chief Operating Officer

     ___________________

     (1) The aggregate amount of perquisites and other personal benefits, if any, did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for each Named Executive Officer and has therefore been omitted.
     (2) Amounts in this column represent bonuses earned under the Company's employee incentive program for the respective fiscal years. Amounts earned in any fiscal year are payable in the following fiscal year.
     (3) Amounts in this column represent the value of certain executive benefits provided by the Company.
     (4) The Company does not have a long-term compensation program that includes long-term incentive payouts. However, the 1994 Stock Incentive Plan, adopted by the stockholders on November 17, 1994, provides participants under the Plan performance-based compensation in the form of incentive stock options or restricted stock awards.
     (5) Amounts shown in this column represent the Company's contributions under its tax-qualified and tax-deferred 401(k) savings plan, taxes paid by the Company, and income realized from the exercise of incentive stock options. The Company's 401(k) matching contribution was $4,500 to each of Messrs. Breed, Speranzella, Rapone, Gnisci and Mrs. Breed.
     (6)  Joined the Company in September 1997.
     (7) Mr. Musone joined the Company in September 1997 and resigned as President and Chief Operating Officer of the Company as of June 19, 1998.

OPTION GRANTS TABLE

The table below sets forth certain information relating to options granted during fiscal 1998 to each Named Executive Officer. No stock appreciation rights were granted to the executive officers during fiscal 1998.

                                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                              INDIVIDUAL GRANTS(1)
                              -----------------------------------------------------
                                                                                             POTENTIAL REALIZABLE
                               NUMBER OF       % OF TOTAL                                           VALUE
                               SECURITIES       OPTIONS                                    AT ASSUMED ANNUAL RATES
                               UNDERLYING      GRANTED TO                                       OF STOCK PRICE
                                 OPTIONS       EMPLOYEES    EXERCISE                       APPRECIATION FOR OPTION
                                 GRANTED       IN FISCAL    PRICE PER      EXPIRATION              TERM ($)
                                                                                          -------------------------
                                 (#)(1)           YEAR      SHARE ($)         DATE             5%           10%
                              -----------    ------------  ----------     -----------     ---------    ------------
Johnnie C. Breed.............          --              --          --              --            --              --
Charles J. Speranzella, Jr...       8,804            0.68       24.06      09/01/2007       133,215         337,593
                                  400,000           31.11       21.25      05/20/2007     5,345,604      13,546,811
                                   50,000            3.89     19.1875      05/20/2008       603,346       1,528,997
Robert M. Rapone.............     400,000           31.11       21.25      09/01/2007     5,345,604      13,546,811
Frank J. Gnisci..............      25,000            1.94       21.25      05/20/2008       334,100         846,676
                                   50,000            3.89     19.1875                       603,346       1,528,997
Allen K. Breed...............          --              --          --              --            --              --
Fred J. Musone...............          --              --          --              --            --              --

______________
(1) All of the options are options to purchase Common Stock of the Company granted under the 1994 Stock Incentive Plan.

AGGREGATED OPTIONS TABLE

     The table below sets forth certain information with respect to options held at the end of fiscal 1998 by each Named Executive Officer. No options were exercised during fiscal 1998.

                      AGGREGATED OPTION/SAR EXERCISES IN
            LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

                                   NUMBER OF SECURITIES       VALUE OF UNEXERCISED
                                  UNDERLYING UNEXERCISED          IN-THE-MONEY
                                  OPTIONS/SARS AT FISCAL        OPTIONS/SARS AT
                                       YEAR-END (#)            FISCAL YEAR-END ($)
                               (EXERCISABLE/ UNEXERCISABLE)       (EXERCISABLE/
                                                               UNEXERCISABLE)(1)
                               ----------------------------   --------------------
Johnnie C. Breed.............               --                         --
Charles J. Speranzella, Jr...          44,148/521,081                  --
Robert M. Rapone.............               0/400,000                  --
Frank J. Gnisci..............                0/75,000                  --
Allen K. Breed...............               --                         --
Fred J. Musone...............               --                         --

_____________
(1) Value based on the last price per share ($15.3125) of the Company's Common Stock on June 30, 1998, as reported on the New York Stock Exchange Composite Tape, less exercise price.

EMPLOYMENT AGREEMENTS

     The Company is party to employment agreements with Charles J. Speranzella, Jr. and Robert M. Rapone, which were entered into on October 27, 1997 and September 2, 1997, respectively (the "Employment Agreements"). Each Employment Agreement provides for the employee to devote his full business time and attention to the Company, and terminates four years after its inception unless earlier terminated as described below.

     Mr. Speranzella's employment agreement (the "Speranzella Agreement") provides that he will serve as the Vice Chairman of the Board of Directors of the Company. The Speranzella Agreement provides for an annual base salary of $375,000 per year which may be increased at the discretion of the Board of Directors, as well as an annual bonus of up to 50% of his base salary which may be paid to Mr. Speranzella in the discretion of the Board of Directors.

     Mr. Rapone's employment agreement (the "Rapone Agreement") provides that he will serve as the Executive Vice President of Worldwide Operations. The Rapone Agreement provides for an annual base salary of $300,000 per year, which may be increased at the discretion of the Board of Directors, as well as an annual bonus of up to 45% of his base salary in the discretion of the Board of Directors. Each Employment Agreement also provides for reimbursement of reasonable business expenses, an automobile allowance, health insurance and, in the case of Mr. Rapone, payment of relocation expenses.

     Under the provisions of the Employment Agreements, both Mr. Speranzella and Mr. Rapone have been granted options to purchase 400,000 shares of Common Stock of the Company at $21.25 per share (the "Incentive Options"). The Incentive Options vest over a three year period based upon the price of the Company's Common Stock reaching certain targeted levels. Additionally, the Employment Agreements provide that Mr. Speranzella and Mr. Rapone are to receive on each of the first, second and third anniversaries of their Employment Agreements options to purchase 100,000 shares of Common Stock at the market price of the Company's common stock on the date of the grant (the "Annual Options"). Each of the Annual Options vest one year from the date of the grant.

     The Employment Agreements are terminable upon the death or disability of the employee, by the Company for "Cause" (as defined in the Employment Agreements), by the Company without Cause, by the employee in the event that the employee's base salary or responsibilities are reduced by the Company ("Changed Circumstances"), by the employee on the occurrence of a change in control (as defined in the Employment Agreements). Each Employment Agreement provides that, in the event the employee's employment is terminated without Cause, for a change in control or for Changed Circumstances (all as defined in the Employment Agreements), such employee is to be paid as severance all base salary (exclusive of bonus), auto allowance, health and welfare benefits and 401k company contributions through the end of the Employment Agreement term. If the employee is terminated as a result of a change in control, the employee is to be paid an amount equal to three times his annual base salary in effect at the time of termination, plus an amount equal to three times the amount of the highest annual bonus awarded to the employee during the three immediately preceding years as well as other allowances as discussed in the preceding sentence. The Employment Agreements also subject the employees to non-compete, non-solicitation and confidentiality restrictions.

     During the past fiscal year, the Company was also party to an employment agreement with Fred J. Musone which was entered into on September 2, 1997 (the "Musone Agreement") which provided for Mr. Musone to be retained by the Company as its the President and Chief Operating Officer. On June 18, 1998 the Company and Mr. Musone amended the Musone Agreement whereby Mr. Musone resigned from the Company and received from the Company: (i) a severance allowance of $986,524 payable in three installments through January 2, 1999, and (ii) continuing health and welfare benefits payable by the Company for 24 months following the date of resignation. Mr. Musone is subject to continuing non-compete, non-solicitation and confidentiality restrictions.

     The Company is party to a severance agreement with Frank J. Gnisci dated August 12, 1997 (the "Severance Agreement"). Under the terms of the Severance Agreement, if the Company terminates Mr. Gnisci employment for any reason other than cause (as defined in the Severance Agreement) or substantially reduces Mr. Gnisci's annual base salary or job functions, Mr. Gnisci is entitled to receive from the Company a continuation of his then current annual base salary and certain health and insurance benefits for a period of up to twelve months. If during the twelve month period Mr. Gnisci accepts employment with an annual base salary less than the annual base salary paid to him by the Company, the Company is obligated to pay to Mr. Gnisci the difference between such salary levels. In the event Mr. Gnisci accepts employment with an annual base salary in excess of that paid to him by the Company, the Company is not obligated to make any further severance payments to Mr. Gnisci.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The members of the Compensation Committee are Messrs. McCurdy and Negro. No executive officer of the Company has served as a director or member of the Compensation Committee (or other committee serving an equivalent function) of any other entity, one of whose executive officers served as a director of or member of the Compensation Committee of the Company.

ITEM 12.  COMMON STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Common Stock of the Company as of September 15, 1998, (i) by each person who is known to the Company to beneficially own more than 5% of the outstanding shares of the Common Stock, (ii) by each executive officer of the Company, (iii) by each director of the Company and (iv) by all directors and executive officers of the Company as a group.

                                                                      BENEFICIAL OWNERSHIP
                                                                        OF COMMON STOCK
                                                                  -----------------------------
                                                                     NUMBER         PERCENTAGE
NAME OF BENEFICIAL OWNER(1)                                       OF SHARES(2)      OF CLASS(3)
--------------------------------------------                      -----------------------------
EXECUTIVE OFFICERS AND DIRECTORS:
Johnnie Cordell Breed..........................................   8,477,850 (4)         23.01
Charles J. Speranzella, Jr.....................................      58,244 (5)    *
Robert Rapone..................................................          -- (6)            --
Frank Gnisci...................................................       5,000 (7)    *
Allen K. Breed.................................................   8,617,552 (8)         23.39
Larry W. McCurdy...............................................      13,349 (9)    *
Alberto Negro..................................................          1,000     *
Robert Shower..................................................          2,000     *
Dr. -Ing. Franz Wressnigg......................................             --             --
All executive officers and directors as a group (11 persons)...      17,174,995 (10)    46.61

OTHER 5% STOCKHOLDERS:
A. Breed, Ltd..................................................       8,477,750 (11)    23.01
J. Breed, Ltd..................................................       8,477,750 (11)    23.01
Capital Research and Management Company........................       2,647,980 (12)     7.19
FMR Corp.......................................................       3,422,030 (13)     9.29
Pioneer Management Corporation.................................       3,109,400 (14)     8.44
Siemens Aktiengesellschaft.....................................       4,883,227 (15)    13.25

_______________
*    Less than 1%.

     (1) The business address for Mr. and Mrs. Breed is 5300 Old Tampa Highway, Lakeland, Florida 33811.
     (2) Under the rules of the Securities and Exchange Commission, a person is deemed to beneficially own securities if he or she has or shares the power to vote or dispose, or to direct the vote or disposition, of such securities or has the right to acquire such beneficial ownership within 60 days. Under these rules, more than one person may be deemed to beneficially own the same securities and a person may be deemed to beneficially own securities as to which he or she has no pecuniary interest. Unless otherwise indicated, each person or entity named in the table has sole voting and investment power with respect to all shares of Common Stock listed as beneficially owned by such person or entity.
     (3) In calculating the percentage ownership for a given individual or group, the number of shares of Common Stock outstanding includes unissued shares subject to options, warrants, rights or other conversion privileges exercisable on or before November 14, 1998 held by such individual or group, but are not deemed outstanding by any other person or group.
     (4) Includes 8,477,750 shares held by J. Breed, Ltd., a Texas limited partnership. J. Breed, Inc., a Texas corporation, is the general partner of J. Breed, Ltd. Mrs. Breed is the sole stockholder and director of J. Breed, Inc. and, consequently, is deemed to beneficially own all of the shares of Common Stock held by J. Breed, Ltd. Also includes 100 shares of Common Stock held as a joint tenant with Mrs. Breed's spouse.
     (5) Includes 56,864 shares of Common Stock which may be acquired upon the exercise of stock options that are or will become exercisable on or before November 14, 1998. Excludes 400,000 shares of Common Stock that may be acquired pursuant to stock options exercisable if the trading price of the Common Stock exceeds certain specified levels.
     (6) Excludes 400,000 shares of Common Stock that may be acquired pursuant to stock options exercisable if the trading price of the Common Stock exceeds certain specified levels.
     (7) Includes 5,000 shares of Common Stock which may be acquired upon the exercise of stock options that are or will become exercisable on or before November 14, 1998.
     (8) Includes 8,477,750 shares of Common Stock held by A. Breed, Ltd., a Texas limited partnership. A. Breed, Inc., a Texas corporation, is the general partner of A. Breed, Ltd. Mr. Breed is the sole stockholder and director of A. Breed, Inc. and, accordingly, is deemed to beneficially own all of the shares of Common Stock held by
            A. Breed, Ltd. Also includes 100 shares of Common Stock held as a joint tenant with Mr. Breed's spouse and 139,702 shares held by the Breed Charitable Foundation. Mr. Breed is a trustee of the Breed Charitable Foundation and shares the power to vote and dispose of the Common Stock beneficially owned by the Foundation.
     (9) Includes 13,349 shares of Common Stock which may be acquired upon the exercise of stock options that are or will become exercisable on or before November 14, 1998.
     (10) Includes 17,174,995 shares of Common Stock which may be acquired by executive officers and directors upon the exercise of stock options which are or will become exercisable on or prior to November 14, 1998.
     (11) A. Breed, Ltd. and J. Breed, Ltd. are both located at 1366 Winding Way, Cave Rock Estates, Nevada 89413.
     (12) This information is based on a Schedule 13G filed with the Securities and Exchange Commission on July 9, 1998. Capital Research and Management Company's address is 333 South Hope Street, Los Angeles, CA 90071.
     (13) Excludes 80,000 shares of Common Stock beneficially owned by Fidelity International Limited ("FIL"). Prior to June 30, 1980, FIL was a wholly owned subsidiary of Fidelity Management & Research Company, which is a wholly owned subsidiary of FMR Corp. On June 30, 1980, Fidelity Management & Research Company distributed all of the outstanding shares of FIL as a dividend to the shareholders of FMR Corp. FMR Corp. does not have the power to vote or dispose of these 80,000 shares and has taken the position that it does not beneficially own such shares. This information is based on Amendment No. 1 to Schedule 13G filed with the Securities and Exchange Commission on March 10, 1998. FMR Corp.'s address is 82 Devonshire Street, Boston, MA 02109.
     (14) This information is based on Amendment No. 2 to Schedule 13G filed with the Securities and Exchange Commission on January 5, 1998. Pioneering Management Corporation's address is 60 State Street, Boston, MA 02109.
     (15) Includes One Series A preferred Share, which is convertible into one share of Common Stock. Siemens Aktiengesellschaft is located at Wittelsbacherplatz 2, D-80333, Munich, Germany.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Since November 1992, the Company has engaged the services of Transcor, Inc. ("Transcor") to support its travel requirements. Transcor has provided the Company with airline tickets, computer services, ticket stock and car and hotel rentals. Johnnie Cordell Breed is the sole stockholder of Transcor.

During fiscal 1998, Transcor received gross commissions of $72,303 based on transactions placed by Transcor on behalf of the Company for $1,450,081 of business. In addition, pursuant to the terms of a travel management agreement, the Company is entitled to share in a portion of Transcor's revenues derived from the Company. The Company incurs no cost or fees in connection with this arrangement. The Company believes that the terms of its relationship with Transcor are as favorable as those that were available through other travel companies.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.   Financial Statements.

          The following Consolidated Financial Statements of the Company and its consolidated subsidiaries and the Report of the Independent Auditors, included in the Registrant's Annual Report to Shareholders for the year ended June 30, 1995, are included in Part II, Item 8.

          Report of Independent Certified Public Accountants.
          Consolidated Statements of Operations for the years ended June 30,
           1998, 1997 and 1996.
          Consolidated Balance Sheets as of June 30, 1998, 1997 and 1996. Consolidated Statements of Shareholders' Equity for the years ended
           June 30, 1998, 1997 and 1996.
          Consolidated Statements of Cash Flows for the years ended June 30,
           1998, 1997 and 1996.
          Notes to Consolidated Financial Statements.

     2.   Financial Statement Schedules of the Company.

           None.

     3.   Exhibits.

        EXHIBIT
        NUMBER
        ------

         2.1 Stock Purchase Agreement - MOMO S.p.A. and G. Holding S.r.l., dated March 29, 1996, and Stock Purchase Agreement - LANEBROOK LTD., dated March 29, 1996 (incorporated herein by reference to Exhibits 2.1 and 2.2 to the Company's Form 8-K/A filed on June 28,
              1996)
         2.2 Master Agreement, dated July 1, 1996, related to the "Gallino Group" acquisition (incorporated herein by reference to Exhibit
              2.5 to the Company's 10-K filed on September 29, 1997)

         2.3 Amended and Restated Purchase Agreement, dated as of October 25, 1996, among UT Automotive, Inc., United Technologies Automotive Systems, Inc., United Technologies Automotive Systems de Mexico A.A. de C.V., IPCO, Inc. and Breed Technologies, Inc. (incorporated herein by reference to the Exhibit to the Company's Form 8-K/A filed March 25, 1997)

         2.4 Stock Purchase Agreement, dated January 3, 1997, as amended February 25, 1997, between the Company and BTI Investments, Inc. (incorporated herein by reference to the Exhibit to the Company's Form 8-K filed March 10, 1997)

         2.5 Asset Purchase Agreement, dated as of August 27, 1997, among AlliedSignal Inc. (and certain subsidiaries identified in the Agreement) and the Company (and certain subsidiaries identified in the Agreement) (incorporated herein by reference to an Exhibit to the Company's Form 8-K filed on November 14, 1997)

     2.6 Amendment, dated October 3, 1997, to the Asset Purchase Agreement, dated as of August 27, 1997, by and between AlliedSignal Inc., a Delaware corporation, the Company and the other parties thereto (incorporated herein by reference to an Exhibit to the Company's Form 8-K filed on November 14, 1997)

     3.1 Second Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (File No. 33-54988))

     3.2 Amended and Restated By-Laws of the Company (incorporated herein by reference to Exhibit 3.3 to the Company's Registration Statement on Form S-1 (File No. 33-51868) (the "Form S-1"))

     4.1 Specimen Certificate of Common Stock of the Company (incorporated herein by reference to Exhibit 4.1 to the Form S-1)

     4.2 Form of Preferred Securities (incorporated herein by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-3 (file no. 33-48231)).

     4.3 Form of Convertible Debentures (incorporated herein by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-3 (file no. 33-48231)).

     4.4 Registration Rights Agreement, dated April 28, 1998, among the Company, Nations BancMontgomery Securities, LLC and Prudential Securities Incorporated (incorporated herein by reference to Exhibit
          4.2 to the Company's Registration Statement on Form S-4 (File No. 333-57671))

     4.5 Amended and Restated Declaration of Trust, dated as of November 25, 1997, between the Company, as Sponsor, Wilmington Trust Company, as Delaware Trustee and Institutional Trustee, and Charles J. Speranzella, Jr., Fred J. Musone, and Frank J. Gnisci, as Regular Trustees (incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3 (File No. 333-48231))

     4.6 Indenture, dated as of November 25, 1997, between the Company and Wilmington Trust Company, as Indenture Trustee (incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-3 (File No. 333-48231))

     4.7 Common Securities Guarantee Agreement, dated as of November 25, 1997, by the Company, as Guarantor (incorporated herein by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-3 (File No. 333-48231))

     4.8 Preferred Securities Guarantee Agreement, dated as of November 25, 1997, between the Company, as Guarantor, and Wilmington Trust Company, as Preferred Guarantee Trustee (incorporated herein by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-3 (File No. 333-48231))

     4.9 Amendment No. 1 to Warrant Agreement, dated March 2, 1998, between the Company and NationsBank, N.A. (incorporated herein by reference to Exhibit 4.9 to the Company's Registration Statement on Form S-3 (File No. 333-48231))

     4.10 Indenture, dated as of April 28, 1998, among the Company, the Subsidiary Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated herein by reference to Exhibit 4.8 to the Company's Registration Statement on Form S-3 (File No. 333-48231))

     4.11 Amended and Restated Credit Agreement, dated as of April 28, 1998, by and among the Company, certain subsidiaries of the Company designated as Borrowers therein, NationsBank, National Association and certain other financial institutions named therein as Lenders, and NationsBank, National Association, as Agent for the Lenders (incorporated herein by reference to Exhibit 4.9 to the Company's Registration Statement on Form S-3 (File No. 333-48231))

     4.12 Registration Rights Agreement, dated November 25, 1997, by and among the Company, BTI Capital Trust, and Prudential Securities Incorporated and Furman Selz LLC (incorporated herein by reference to Exhibit 4.12 to the Company's Registration Statement on Form S-3 (File No. 333-48231))

     10.1 Company's 1992 Stock Option Plan (incorporated herein by reference to
          Exhibit 10.12 to the Form S-1)

     10.2 Company's 1992 Director Stock Option Plan (incorporated herein by reference to Exhibit 10.13 to the Form S-1)

     10.3 Company's 1992 Employee Stock Purchase Plan, as amended (incorporated herein by reference to Exhibit 28 to the Company's Registration Statement on Form S-8 (File No. 33-54988))

     10.4 Company's Employees' Retirement Savings Plan (incorporated herein by reference to Exhibit 10.15 to the Form S-1)

     10.5 Company's Employee Incentive Program (incorporated herein by reference to Exhibit 10.16 to the Form S-1)

     10.6 Company's 1994 Stock Incentive Plan (incorporated herein by reference to the Company's Registration Statement on Form S-8 (File No. 333-22723))

     10.7 Stock Purchase Agreement, dated as of October 14, 1997, by and between the Company and Siemens Aktiengesellschaft, a company organized under the laws of the Federal Republic of Germany (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997 filed February 12, 1998)

     10.8 Make-Whole Agreement, dated as of October 30, 1997, by and between the Company and Siemens Aktiengesellschaft, a company organized under the laws of the Federal Republic of Germany (incorporated herein by reference to Exhibit 10.1.1 to the Company's Form Quarterly Report on Form 10-Q for the quarter ended December 31, 1997 filed February 12,
          1998)

          10.9 Registration Rights Agreement, dated as of October 30, 1997, between the Company and Siemens Aktiengesellschaft, a company organized under the laws of the Federal Republic of Germany (incorporated herein by reference to Exhibit 10.1.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997 filed February 12, 1998)

          10.10 Stockholders Agreement, dated as of October 30, 1997, among the Company and certain of its subsidiaries (incorporated herein by reference to Exhibit 10.1.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997 filed February 12, 1998)

          10.11 Warrant Agreement, dated as of October 30, 1997, between NationsBank, N.A. and the Company (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997 filed February 12, 1998)

          10.12 Joint Venture Agreement, dated as of December 24, 1997, between Siemens Aktiengesellschaft and the Company (incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997 filed February 12, 1998)

          12.1    Computation of Ratio of Earnings to Fixed Charges

          12.1 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

          21.     Subsidiaries of the Company

          23.1    Consent of Ernst & Young LLP, Independent Auditors

          23.2    Consent KPMG Peat Marwick LLP, Milan, Independent Auditors

          27      Financial Data Schedule

          99      Report of KPMG Peat Marwick LLP, Milan, Independent Auditors

     (b)  Reports on Form 8-K

     The following reports have been filed on Form 8-K with the Securities and Exchange Commission during the last quarter of fiscal 1998: (a) the Company's Current Report on Form 8-K filed on May 12, 1998, making "forward-looking statements" to avail the Company to the corresponding safe-harbor in the Securities Act of 1933 and the Securities Exchange Act of 1934, (b) the Company's Current Report on Form 8-K filed on June 15, 1998, (i) amending certain earnings per share information and selected financial history and (ii) filing Management's Discussion and Analysis of the Company with respect to SRS and Unaudited Pro Forma Condensed Consolidated Financial Statements of the Company as Exhibit 99.1 thereto, (c) the Company's Current Report on Form 8-K filed on June 24, 1998, announcing the resignation of Mr. Fred Musone on June 19, 1998 as President, Chief Operating Officer and member of the Board of Directors of the Company and the succession of Mr. Charles S. Speranzella as President and Chief Operating Officer, (d) the Company's Current Report on Form 8-K filed on August 31, 1998 announcing a delay in the release of the Company's earnings for the quarter and year ended June 30, 1998, (e) the Company's Current Report of Form 8-K on September 4, 1998 announcing certain information regarding previously recorded repositioning and other special charges and other business developments,

(f) the Company's Current Report on Form 8-K on September 18, 1998 announcing the resolution of certain outstanding items with the Securities and Exchange Commission and (g) the Company's Current Report on Form 8-K on September 21, 1998 announcing the Company will restate its financial statements for the second quarter ended December 31, 1997 and the third quarter ended March 31, 1998 to take into account changes in the repositioning and other special charges.

     (c)  See Item 14(a)(3) and separate Exhibit Index attached hereto.

     (d)  Not applicable.

                                  SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     BREED TECHNOLOGIES, INC.


                                     By: /s/ Johnnie Cordell Breed
                                        --------------------------
                                        Johnnie Cordell Breed
                                        Chairman of the Board of Directors and
                                        Chief Executive Officer
                                        Date: August 25, 1998


   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

PRINCIPAL EXECUTIVE OFFICER AND DIRECTOR:


/s/ Johnnie Cordell Breed
------------------------------------------
Johnnie Cordell Breed
Chairman of the Board of Directors and
Chief Executive Officer
Date: August 25, 1998

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:


/s/ Frank J. Gnisci
------------------------------------------
Frank J. Gnisci
Executive Vice President
and Chief Financial Officer
Date: August 25, 1998

DIRECTORS:


/s/ Charles J. Speranzella, Jr.
------------------------------------------
Charles J. Speranzella, Jr.
Date: August 25, 1998


/s/ Larry W. McCurdy
------------------------------------------
Larry W. McCurdy
Date: August 25, 1998

/s/ Robert W. Shower
---------------------------------------
Robert W. Shower
Date: August 25, 1998


/s/ Alberto Negro
--------------------------------------
Alberto Negro
Date: August 25, 1998


/s/ Dr. Ing. Franz Wressnigg
--------------------------------------
Dr. Ing. Franz Wressnigg
Date: August 25, 1998

                                   EXHIBITS

EXHIBIT
NUMBER
------

2.1 Stock Purchase Agreement - MOMO S.p.A. and G. Holding S.r.l., dated March 29, 1996, and Stock Purchase Agreement - LANEBROOK LTD., dated March 29, 1996 (incorporated herein by reference to Exhibits 2.1 and
          2.2 to the Company's Form 8-K/A filed on June 28, 1996)

2.2 Master Agreement, dated July 1, 1996, related to the "Gallino Group" acquisition (incorporated herein by reference to Exhibit 2.5 to the Company's 10-K filed on September 29, 1997)

2.3 Amended and Restated Purchase Agreement, dated as of October 25, 1996, among UT Automotive, Inc., United Technologies Automotive Systems, Inc., United Technologies Automotive Systems de Mexico A.A. de C.V., IPCO, Inc. and Breed Technologies, Inc. (incorporated herein by reference to the Exhibit to the Company's Form 8-K/A filed March 25,
          1997)

2.4 Stock Purchase Agreement, dated January 3, 1997, as amended February 25, 1997, between the Company and BTI Investments, Inc. (incorporated herein by reference to the Exhibit to the Company's Form 8-K filed March 10, 1997)

2.5 Asset Purchase Agreement, dated as of August 27, 1997, among AlliedSignal Inc. (and certain subsidiaries identified in the Agreement) and the Company (and certain subsidiaries identified in the Agreement) (incorporated herein by reference to an Exhibit to the Company's Form 8-K filed on November 14, 1997)

2.6 Amendment, dated October 3, 1997, to the Asset Purchase Agreement, dated as of August 27, 1997, by and between AlliedSignal Inc., a Delaware corporation, the Company and the other parties thereto (incorporated herein by reference to an Exhibit to the Company's Form 8-K filed on November 14, 1997)

3.1 Second Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (File No. 33-54988))

3.2 Amended and Restated By-Laws of the Company (incorporated herein by reference to Exhibit 3.3 to the Company's Registration Statement on Form S-1 (File No. 33-51868) (the "Form S-1"))

4.1 Specimen Certificate of Common Stock of the Company (incorporated herein by reference to Exhibit 4.1 to the Form S-1)

4.2 Form of Preferred Securities (incorporated herein by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-3 (file no. 33- 48231)).

4.3 Form of Convertible Debentures (incorporated herein by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-3 (file no. 33-48231)).

4.4 Registration Rights Agreement, dated April 28, 1998, among the Company, Nations BancMontgomery Securities, LLC and Prudential Securities Incorporated (incorporated herein by reference to Exhibit
          4.2 to the Company's Registration Statement on Form S-4 (File No. 333-57671))

4.5 Amended and Restated Declaration of Trust, dated as of November 25, 1997, between the Company, as Sponsor, Wilmington Trust Company, as Delaware Trustee and Institutional Trustee, and Charles J. Speranzella, Jr., Fred J. Musone, and Frank J. Gnisci, as Regular Trustees (incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3 (File No. 333-48231))

4.6 Indenture, dated as of November 25, 1997, between the Company and Wilmington Trust Company, as Indenture Trustee (incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-3 (File No. 333-48231))

4.7 Common Securities Guarantee Agreement, dated as of November 25, 1997, by the Company, as Guarantor (incorporated herein by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-3 (File No. 333-48231))

4.8 Preferred Securities Guarantee Agreement, dated as of November 25, 1997, between the Company, as Guarantor, and Wilmington Trust Company, as Preferred Guarantee Trustee (incorporated herein by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-3 (File No. 333-48231))

4.9 Amendment No. 1 to Warrant Agreement, dated March 2, 1998, between the Company and NationsBank, N.A. (incorporated herein by reference to Exhibit 4.9 to the Company's Registration Statement on Form S-3 (File No. 333-48231))

4.10 Indenture, dated as of April 28, 1998, among the Company, the Subsidiary Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated herein by reference to Exhibit 4.8 to the Company's Registration Statement on Form S-3 (File No. 333-48231))

4.11 Amended and Restated Credit Agreement, dated as of April 28, 1998, by and among the Company, certain subsidiaries of the Company designated as Borrowers therein, NationsBank, National Association and certain other financial institutions named therein as Lenders, and NationsBank, National Association, as Agent for the Lenders (incorporated herein by reference to Exhibit 4.9 to the Company's Registration Statement on Form S-3 (File No. 333-48231))

4.12 Registration Rights Agreement, dated November 25, 1997, by and among the Company, BTI Capital Trust, and Prudential Securities Incorporated and Furman Selz LLC (incorporated herein by reference to Exhibit 4.12 to the Company's Registration Statement on Form S-3 (File No. 333-48231))

10.1      Company's 1992 Stock Option Plan (incorporated herein by reference to
          Exhibit 10.12 to the Form S-1)

10.2 Company's 1992 Director Stock Option Plan (incorporated herein by reference to Exhibit 10.13 to the Form S-1)

10.3 Company's 1992 Employee Stock Purchase Plan, as amended (incorporated herein by reference to Exhibit 28 to the Company's Registration Statement on Form S-8 (File No. 33-54988))

10.4 Company's Employees' Retirement Savings Plan (incorporated herein by reference to Exhibit 10.15 to the Form S-1)

10.5 Company's Employee Incentive Program (incorporated herein by reference to Exhibit 10.16 to the Form S-1)

10.6 Company's 1994 Stock Incentive Plan (incorporated herein by reference to the Company's Registration Statement on Form S-8 (File No. 333-22723))

10.7 Stock Purchase Agreement, dated as of October 14, 1997, by and between the Company and Siemens Aktiengesellschaft, a company organized under the laws of the Federal Republic of Germany (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997 filed February 12, 1998)

10.8 Make-Whole Agreement, dated as of October 30, 1997, by and between the Company and Siemens Aktiengesellschaft, a company organized under the laws of the Federal Republic of Germany (incorporated herein by reference to Exhibit 10.1.1 to the Company's Form Quarterly Report on Form 10-Q for the quarter ended December 31, 1997 filed February 12,
          1998)

10.9 Registration Rights Agreement, dated as of October 30, 1997, between the Company and Siemens Aktiengesellschaft, a company organized under the laws of the Federal Republic of Germany (incorporated herein by reference to Exhibit 10.1.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997 filed February 12, 1998)

10.10 Stockholders Agreement, dated as of October 30, 1997, among the Company and certain of its subsidiaries (incorporated herein by reference to Exhibit 10.1.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997 filed February 12, 1998)

10.11 Warrant Agreement, dated as of October 30, 1997, between NationsBank, N.A. and the Company (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997 filed February 12, 1998)

10.12 Joint Venture Agreement, dated as of December 24, 1997, between Siemens Aktiengesellschaft and the Company (incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997 filed February 12, 1998)

12.1      Computation of Ratio of Earnings to Fixed Charges

12.1 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

21.       Subsidiaries of the Company

23.1      Consent of Ernst & Young LLP, Independent Auditors

23.2      Opinion of KPMG S.p.A., Independent Auditors

27        Financial Data Schedule

99        Report of KPMG S.p.A., Independent Auditors