Form 10-K/A
period 1998-06-30
BREED TECHNOLOGIES INC
filed 1998-10-01
CIK 891531

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ---------------

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

           FOR THE TRANSITION PERIOD FROM ___________ TO ___________

                         COMMISSION FILE NUMBER 1-11474

                                ---------------

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

================================================================================

                               INDEX TO FORM 10-K

                            BREED TECHNOLOGIES, INC.

      The undersigned registrant hereby amends and restates the following items of its Annual Report on Form 10-K for the year ended June 30, 1997 as set forth in the pages attached hereto:

                                                                  PAGE REFERENCE
                                                                  --------------
                                     PART I
Item  1.    Business..................................................   2

Item  2.    Properties................................................  10

Item  3.    Legal Proceedings.........................................  11

Item  4.    Submission of Matters to a Vote of Security Holders         11

                                    PART II

Item  5.    Market for Registrant's Common Equity and Related
              Stockholder Matters.....................................  12

Item  6.    Selected Financial Data...................................  12

Item  7.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations.....................  15

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk  29

Item  8.    Financial Statements and Supplementary Data...............  30

Item  9.    Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure..................  78

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant........  78

Item 11.    Executive Compensation....................................  81

Item 12.    Common Stock Ownership of Certain Beneficial
            Owners and Management.....................................  85

Item 13.    Certain Relationships and Related Transactions............  87

                                    PART IV

Item 14.    Exhibits, Financial Statements Schedules
              and Reports on Form 8-K.................................  88

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

      SYSTEM/SUBSYSTEM SOURCING. OEMs are increasingly seeking full-service suppliers capable of providing complete systems or subsystems rather than suppliers that produce only individual components of such systems or subsystems. A system is a group of component parts that operate together to provide a specific engineering driven functionality whereas a subsystem is a group of component parts that are assembled and shipped to the OEM or to a systems supplier for installation in a vehicle as a unit. By outsourcing complete systems or subsystems, OEMs are able to reduce their costs associated with the design and integration of different components and improve quality by requiring suppliers to assemble and test major portions of the vehicle prior to beginning production.

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

PRODUCTS

  The following table sets forth the percentage of net sales attributable to each product category of the Company for the periods indicated(1):

                                    FISCAL YEAR        PRO FORMA
                              ----------------------  FISCAL YEAR
                               1996    1997    1998     1998(2)
                              ------  ------  ------  -----------
Electronics and sensors.....   70.1%   33.6%   14.9%   12.2%
Airbags and inflators.......   22.9     9.4    24.1    27.1
Steering wheels.............    4.5    33.4    25.1    20.6
Seatbelt systems............     --      --    23.1    29.5
Interiors and plastics......     --    22.9    12.4    10.2
Other.......................    2.5     0.7     0.4     0.4
                              -----   -----   -----   -----
Total.......................  100.0%  100.0%  100.0%  100.0%
                              =====   =====   =====   =====

- -------------
(1) For information regarding net sales, operating income and identifiable assets attributable to the geographic regions in which the Company operates, see Note 14 to Consolidated Financial Statements included elsewhere in this Annual Report.
(2) Gives effect to the SRS Acquisition as if it occurred on July 1, 1997.

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

   The following table provides, as of June 30, 1998, certain information regarding the Company's significant facilities (in excess of 25,000 square feet):

Location                     Type of Interest     Description of Use
- --------                     ----------------     ------------------
Lakeland, FL...............  Owned                Corporate Headquarters;
                                                  Manufacturing and
                                                  Engineering
Brownsville, TX............  Owned                Distribution and Administration
Farmington Hills, MI.......  Leased               Technical Center: Engineering,
                                                  Sales, Customer Support
                                                  and Research &
                                                  Development
Valle Hermosa, Mexico......  Owned                Manufacturing
Matamoros, Mexico..........  Owned                Manufacturing
Grabill, IN................  Owned                Manufacturing
Birmingham, England........  Owned                Manufacturing
Lake Mills, WI.............  Leased               Manufacturing, Sales and Engineering
Aqua Prieta, Mexico........  Owned                Manufacturing
Diss, England..............  Owned                Manufacturing
Torino, Italy..............  Leased               Manufacturing
Tregnano, Italy............  Owned                Manufacturing
Milan, Italy...............  Leased               Administrative, Sales and Design
Aszar, Hungary.............  Owned                Manufacturing
Juarez, Mexico.............  Owned                Manufacturing
Torino, Italy..............  Leased               Manufacturing

Location                     Type of Interest     Description of Use
- --------                     ----------------     ------------------
Aqua Prieta, Mexico........  Leased               Manufacturing
Torino, Italy..............  Owned                Manufacturing
Carlisle, England..........  Leased               Manufacturing
Milan, Italy...............  Leased               Manufacturing
Maryville, TN..............  Owned                Manufacturing
Milan, Italy...............  Leased               Manufacturing
Greenville, AL.............  Owned                Manufacturing
Torino, Italy..............  Owned                Manufacturing
Knoxville, TN..............  Leased               Manufacturing
Sterling Heights, MI.......  Leased               Administrative, Research & Development
Frosinone, Italy...........  Owned                Manufacturing
El Paso, TX................  Leased               Manufacturing
Waterloo, Ontario, Canada..  Leased               Manufacturing
Knoxville, TN..............  Leased               Warehouse
Matamoros, Mexico..........  Owned                Manufacturing
Tamaulipas, Mexico.........  Leased               Manufacturing

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

                                  Price Range
                                ----------------
                                 High     Low
                                ------  --------
FISCAL 1997
First Quarter.................  27 7/8   18 1/2
Second Quarter................  28 1/2   22 5/8
Third Quarter.................  27 1/4   19 1/4
Fourth Quarter................  23       17 3/8

FISCAL 1998
First Quarter.................  24 1/2   18 1/4
Second Quarter................  25 3/8   17 3/4
Third Quarter.................  24 1/4   17 3/16
Fourth Quarter................  23 1/2   15

- ------------

          As of September 21, 1998, there were approximately 853 holders of record of the Company's Common Stock.

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

                                                                           FISCAL YEAR
                                                       -------------------------------------------------
                                                           1994     1995     1996       1997      1998
                                                       -------------------------------------------------
                                                          (DOLLARS IN MILLIONS, EXCEPT FOR SHARE DATA)
STATEMENT OF OPERATIONS DATA(1):
 Net sales..............................................  $324.7    $401.0   $431.7    $794.9   $1,385.3
 Cost of sales(2).......................................   206.8     244.6    277.1     631.3    1,201.4
                                                          ------    ------   ------    ------   --------
 Gross profit...........................................   117.9     156.4    154.6     163.6      183.9
 Selling, general and administrative expenses...........    28.9      33.1     38.2      70.6       78.6
 Engineering, research and development expenses.........    14.8      18.5     23.6      36.1       73.2
 Repositioning Charge(3)................................      --        --       --        --      177.0
 Impairment Charge(4)...................................      --        --       --        --       82.5
 R&D Write-Off(5).......................................      --        --       --        --       77.5
 Amortization of intangibles............................      --       0.3      2.0       6.3       19.3
                                                          ------    ------   ------    ------   --------
 Operating income (loss)................................    74.2     104.5     90.8      50.6     (324.2)
 Interest income (expense), net.........................     0.5       0.7     (1.1)    (24.5)     (83.2)
 Other income (expense), net............................    (1.7)      4.9      8.6       3.5       (1.4)
                                                          ------    ------   ------    ------   --------
 Earnings (loss) before income taxes, distributions
   on Preferred Securities and extraordinary item.......    73.0     110.1     98.3      29.6     (408.8)
 Income taxes (benefit).................................    28.4      37.8     35.3      14.8      (60.2)
 Distributions on Preferred Securities..................      --        --       --        --       10.0
                                                          ------    ------   ------    ------   --------
 Earnings (loss) before extraordinary loss..............    44.6      72.3     63.0      14.8     (358.6)
 Extraordinary loss, net of tax benefit.................      --        --       --        --       10.0
                                                          ------    ------   ------    ------   --------
 Net earnings (loss)....................................  $ 44.6    $ 72.3   $ 63.0    $ 14.8   $ (368.6)
                                                          ======    ======   ======    ======   ========
PER SHARE DATA:
 Basic earnings (loss) per common share:
   Earnings (loss) before extraordinary loss............  $ 1.43    $ 2.30   $ 2.00    $ 0.47   $ (10.73)
   Extraordinary loss...................................      --        --       --        --      (0.30)
                                                          ------    ------   ------    ------   --------
   Net earnings (loss)..................................  $ 1.43    $ 2.30   $ 2.00    $ 0.47   $ (11.03)
                                                          ======    ======   ======    ======   ========
 Diluted earnings (loss) per common share:
   Earnings (loss) before extraordinary loss............  $ 1.43    $ 2.29   $ 1.99    $ 0.47   $ (10.73)
   Extraordinary loss...................................      --        --       --        --      (0.30)
                                                          ------    ------   ------    ------   --------
   Net earnings (loss)..................................  $ 1.43    $ 2.29   $ 1.99    $ 0.47   $ (11.03)
                                                          ======    ======   ======    ======   ========
OTHER DATA:
   Capital expenditures.................................  $ 23.6    $ 69.3   $ 45.4    $ 75.9   $   67.8
   Depreciation and amortization........................     8.9      13.9     20.1      48.5       61.5
   EBITDA(6)............................................    83.1     118.4    110.9      99.1      124.4
   Cash interest expense(7).............................     1.1       0.8      2.7      26.8       68.9
   Ratio of EBITDA to cash interest expense.............    75.5x    148.0x    41.1x      3.7x       1.8x
   Ratio of earnings to fixed charges(8)................    53.1x     92.7x    33.8x      2.0x        --

                                                AS OF JUNE 30,
                                 ------------------------------------------
                                  1994    1995    1996     1997      1998
                                 ------  ------  ------   ------   --------
BALANCE SHEET DATA:
  Working capital..............  $ 94.7  $ 75.5  $ 90.2   $(47.2)  $  (13.9)
  Total assets.................   206.3   278.7   503.8    877.2    1,649.9
  Total debt...................    11.6    13.6   162.8    423.4      898.0
  Preferred Securities.........      --      --      --       --      250.0
  Total stockholders' equity
    (deficit)..................   151.2   218.7   275.1    266.5      (11.8)


- -------------
(1) The Company has completed eleven acquisitions since August 1994. Consequently, the results of operations of the Company have been significantly impacted by the results of operations and the integration and acquisition costs relating to these acquisitions and, accordingly, comparisons of results of operations for fiscal 1996, 1997 and 1998 and are not as meaningful as comparisons of results in prior periods.
(2) Includes the December COS Charge and June COS Charge (both as defined herein). For a description of The December COS Charge and June COS Charge, see "Management's Discussion and Analysis of Financial Condition and Results of Operations --Overview--Repositioning Program--Other Special Charges -- December 1997" and "--Special Charge --June 1998," respectively.
(3) For a discussion of the Repositioning Charge (as defined herein), see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview--Repositioning Program--Other Special Charges December 1997" and "--Special Charge--June 1998," respectively.
(4) For a discussion of the Impairment Charge, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview-- Impairment Program--Impairment Charge."
(5) For a discussion of the R&D Write-Off (as defined herein), see "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Overview--Repositioning Program--Repositioning Charge."
(6) EBITDA represents operating income (loss) plus (i) depreciation and amortization, (ii) the December 1997 Charges (as hereinafter defined) and
    (iii) the June COS Charge (as hereinafter defined). EBITDA is presented because it is a widely accepted financial indicator of a company's ability to service debt. EBITDA should not be considered as an alternative measure of operating results or cash flow from operations (as determined in accordance with generally accepted accounting principles).
(7) Cash interest expense reflects, for the applicable period, aggregate interest expense during such period minus non-cash interest expense during such period attributable to the amortization of deferred financing costs. Non-cash interest expense was $16.8 million for fiscal 1998.
(8) For purposes of computing the ratio of earnings to fixed charges, earnings consist of earnings before income taxes and extraordinary items plus fixed charges. Fixed charges consist of interest expense, whether expensed or capitalized, amortization of debt issuance costs and an estimated portion of rental expense that is representative of the interest factor in such rentals. Earnings were insufficient to cover fixed charges by $408.9 million for fiscal 1998. The ratio of earnings to fixed charges for fiscal 1998 reflects the December 1997 Charges (as hereinafter defined).

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

   During fiscal 1998, the repositioning reserve was reduced by $224.7 million as a result of cash and non-cash charges. The following table sets forth the details and the cumulative activity relating to the Repositioning Charge and Impairment Charge as of June 30, 1998:


                                                                                      RESERVE
                                      CHARGE TAKEN AT       CASH       NON-CASH     BALANCE AT
                                     DECEMBER 31, 1997   REDUCTIONS   REDUCTIONS   JUNE 30, 1998
                                     -----------------   ----------   ----------   -------------
Headcount reductions.................      $ 30.8           $14.9       $  --          $15.9
Facility consolidations..............        31.4             2.9          9.6          18.9
Goodwill write-down..................        10.6              --         10.6            --
Impairment Charge....................        82.5              --         82.5            --
Gallino write-down...................        41.3              --         41.3            --
Impaired assets and equipment
  write-down.........................        62.9                         62.9
                                           ------           -----       ------         -----
      Total..........................      $259.5           $17.8       $206.9         $34.8
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


                                       FISCAL YEAR                PRO FORMA
                             -------------------------------     FISCAL YEAR
                               1996        1997        1998        1998(2)
                             -------     -------     -------     -----------
Electronics and sensors....    70.1%       33.6%       14.9%         12.2%
Airbags and inflators......    22.9         9.4        24.1          27.1
Steering wheels............     4.5        33.4        25.1          20.6
Seatbelt systems...........      --          --        23.1          29.5
Interiors and plastics.....      --        22.9        12.4          10.2
Other......................     2.5         0.7         0.4           0.4
                              -----       -----       -----         -----
Total......................   100.0%      100.0%      100.0%        100.0%
                              =====       =====       =====         =====

- -------------
(1) Gives effect to the SRS Acquisition as if it occurred on July 1, 1997. For information regarding net sales, operating income and identifiable assets attributable to the geographic regions in which the Company operates, see
    Note 14 to Consolidated Financial Statements included elsewhere in this Annual Report.
(2) Gives effect to the SRS Acquisition as if it occurred on July 1, 1997.

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

  The SRS Acquisition was financed with (i) borrowings under a $900.0 million bridge credit facility (the "Bridge Credit Facility"), (ii) the proceeds received in connection with the issuance and sale of 4,883,227 Series A Preference Shares to Siemens for an aggregate purchase price of $115.0 million (Siemens converted 4,883,226 of its Series A Preference Shares into an equal number of shares of Common Stock on January 20, 1998) and (iii) the proceeds received in connection with the issuance and sale to Prudential Securities Credit Corp., of $200.0 million of Series B Convertible Preferred Stock of the Company (the "Series B Preferred"). On November 25, 1997, the Company sold $257.7 million of its 6.50% Convertible Subordinated Debentures due 2027 (the "Convertible Debentures") to BIT Capital Trust which, concurrently therewith, sold $250.0 million aggregate liquidation amount of its 6.50% Convertible Trust Preferred Securities (the "Preferred Securities") (which are fully and unconditionally guaranteed by the Company) in a private transaction under Rule 144A under the Securities Act of 1933 (the "Preferred Securities Offering"). The Company used the net proceeds received in connection with the Preferred Securities Offering to redeem all of the outstanding Series B Preferred and for general corporate purposes.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          CONTENTS

Report of Independent Certified Public Accountants.......... 31

Consolidated Balance Sheets................................. 32

Consolidated Statements of Operations....................... 34

Consolidated Statements of Stockholders' Equity (Deficit)... 35

Consolidated Statements of Cash Flows....................... 37

Notes to Consolidated Financial Statements.................. 40

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


                                                Ernst & Young LLP

September 23, 1998,
Tampa, Florida

                            BREED TECHNOLOGIES, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                  JUNE 30,
                                             ------------------
                                               1998       1997
                                             ------------------
ASSETS                                         (IN MILLIONS)
Current assets:
  Cash and cash equivalents (Note 1)         $   44.4    $ 18.7
  Accounts receivable, principally trade        275.3     208.0
  Inventories (Note 1):
     Raw materials                               75.0      27.1
     Work in progress                            18.2      23.4
     Finished goods                              15.9      24.8
                                             ------------------
                                                109.1      75.3

  Income tax receivable                          64.6        --
  Deferred income taxes (Notes 1 and 4)           4.5       5.8
  Prepaid expenses and other                     23.2       7.7
                                             ------------------
Total current assets                            521.1     315.5

Property, plant and equipment: (Note 1)
  Land                                           17.4      15.2
  Buildings                                      98.8     106.1
  Machinery and equipment                       320.1     212.6
  Construction in progress                       60.5      28.0
                                             ------------------
                                                496.8     361.9
  Less accumulated depreciation                (131.6)    (85.4)
                                             ------------------
                                                365.2     276.5
                                             ------------------

Intangible assets, net (Note 1)                 692.1     221.0
Net assets held-for-sale (Note 3)                29.0      52.6
Investments and other assets                     42.5      11.6
                                             ------------------
Total assets                                 $1,649.9    $877.2
                                             ==================

                            BREED TECHNOLOGIES, INC.
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                                JUNE 30,
                                                           -----------------
                                                             1998       1997
                                                           ------------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                (IN MILLIONS)
Current liabilities:
  Notes payable and current portion of
     long-term debt (Note 5)                               $   46.9    $191.7
  Accounts payable                                            254.9     121.5
  Accrued expenses (Note 18)                                  233.2      49.5
                                                           ------------------
Total current liabilities                                     535.0     362.7

Long-Term Debt (Notes 5 and 6)                                851.1     231.7
Other Long-Term Liabilities                                    25.6      16.3
                                                           ------------------
Total Liabilities                                           1,411.7     610.7
                                                           ------------------

Company Obligated Mandatorily Redeemable Convertible
  Preferred Securities (Notes 6 and 11)                       250.0        --

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, par value $0.01, authorized 75,000,000
    shares issued and outstanding 36,850,261 and
    31,679,442 at June 30, 1998 and 1997, respectively          0.4       0.3
  Series A Preference Stock, par value $0.01, issued and
    outstanding 1 share at June 30, 1998 (Note 13)               --        --

  Additional paid-in capital                                  197.6      77.5
  Warrants (Note 13)                                            1.9        --
  Retained earnings                                          (184.0)    208.0
  Foreign currency translation adjustments (Note 1)           (27.4)    (18.8)
  Unearned compensation                                        (0.3)     (0.5)
                                                           ------------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                          (11.8)    266.5
                                                           ------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)       $1,649.9    $877.2
                                                           ==================

See notes to Consolidated Financial Statements.

                            BREED TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   YEAR ENDED JUNE 30,
                                                          ------------------------------------
                                                               1998          1997        1996
                                                          ------------------------------------
                                                          (IN MILLIONS, EXCEPT FOR SHARE DATA)
Net sales (Note 1)                                           $1,385.3      $ 794.9     $ 431.7
Cost of sales (Note 15)                                       1,201.4        631.3       277.1
                                                          ------------------------------------
Gross profit                                                    183.9        163.6       154.6
                                                          ------------------------------------

Selling, general and administrative expenses                     78.6         70.6        38.2
Research, development and engineering expenses                   73.2         36.1        23.6
Repositioning and impairment charges (Note 15)                  259.5           --          --
In-process research and development expenses
  (Notes 2 and 15)                                               77.5           --          --
Amortization of intangibles                                      19.3          6.3         2.0
                                                          ------------------------------------
Operating income (loss)                                        (324.2)        50.6        90.8
                                                          ------------------------------------

Interest expense                                                 85.7         26.8         2.7
Other income (expense), net (Note 18)                             1.1          5.8        10.2
                                                          ------------------------------------
Earnings (loss) before income taxes, distributions on
  Company obligated mandatorily redeemable convertible
  preferred securities and extraordinary loss                  (408.8)        29.6        98.3
Income taxes (benefit) (Note 4)                                 (60.2)        14.8        35.3
Distributions on Company obligated mandatorily
  redeemable convertible preferred securities                    10.0           --          --
                                                          ------------------------------------
Earnings (loss) before extraordinary loss                      (358.6)        14.8        63.0
Extraordinary loss, net of tax benefit
  of $5.4 million (Note 16)                                      10.0           --          --
                                                          ------------------------------------

NET EARNINGS (LOSS)                                          $ (368.6)     $  14.8     $  63.0
                                                          ====================================

EARNINGS PER SHARE (NOTES 1 AND 12):
BASIC:
Income (loss) before extraordinary items                     $ (10.73)     $  0.47     $  2.00
Extraordinary loss                                              (0.30)          --          --
                                                          ------------------------------------
NET INCOME (LOSS)                                            $ (11.03)     $  0.47     $  2.00
                                                          ====================================

DILUTED:
Income (loss) before extraordinary items                     $ (10.73)     $  0.46     $  1.99
Extraordinary loss                                              (0.30)          --          --
                                                          ------------------------------------
NET INCOME (LOSS)                                            $ (11.03)     $  0.46     $  1.99
                                                          ====================================

Shares used for computation:
Basic                                                          33,407       31,648      31,550
Diluted                                                        33,407       31,867      31,644
Cash dividends per share                                     $   0.07      $  0.28     $  0.24

See Notes to Consolidated Financial Statements.

                            BREED TECHNOLOGIES, INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                               FOREIGN
(IN MILLIONS,                          SERIES A    SERIES B   ADDITIONAL                       CURRENCY   UNEARNED        TOTAL
EXCEPT PER           COMMON STOCK     PREFERENCE  PREFERENCE    PAID-IN            RETAINED  TRANSLATION   COMPEN-    STOCKHOLDERS'
SHARE DATA)       SHARES      AMOUNT     STOCK       STOCK      CAPITAL  WARRANTS  EARNINGS  ADJUSTMENTS   SATION   EQUITY (DEFICIT)
- ------------------------------------------------------------------------------------------------------------------------------------
Balance at June
 30, 1995         31,515,390    0.3       --          --         75.1       --       146.5      (1.5)       (1.6)        218.8
  Shares issued
   under Stock
   Option Plans       67,561                                      0.8                   --        --          --           0.8
  Shares sold
   under Employee
   Stock Purchase
   Plan               60,906     --                               1.0                   --        --          --           1.0
  Shares terminat-
   ed under Stock
   Incentive Plan,
   net of granted
   shares            (17,200)    --                              (0.4)                  --        --         0.5           0.1
  Compensation
   expense                --     --                                --                   --        --         0.2           0.2
  Tax benefit from
   exercise of
   stock options          --     --                               0.2                   --        --          --           0.2
  Net earnings            --     --                                --                 63.1        --          --          63.1
  Translation
   adjustments            --     --                                --                   --      (1.4)         --          (1.4)
  Cash dividends--
   $.24 per share         --     --                                --                 (7.6)       --          --          (7.6)
                  ------------------------------------------------------------------------------------------------------------------
Balance at June
 30, 1996         31,626,657    0.3                              76.7                202.0      (2.9)       (0.9)        275.2
  Shares issued
   under Stock
   Option Plans       38,695                                      0.5                   --        --          --           0.5
  Shares sold
   under Employee
   Stock Purchase
   Plan               27,082     --                               0.5                   --        --          --           0.5
  Shares terminat-
   ed under Stock
   Incentive Plan,
   net of granted
   shares            (12,992)    --                              (0.3)                  --        --         0.3            --
  Compensation
   expense                --     --                                --                   --        --         0.1           0.1
  Tax benefit from
   exercise of
   stock options          --     --                               0.1                   --        --          --           0.1
  Net earnings            --     --                                --                 14.8        --          --          14.8
  Translation
   adjustments            --     --                                --                   --     (15.9)         --         (15.9)
Cash dividends--
 $.24 per share           --     --                                --                 (8.8)       --          --          (8.8)
                  ------------------------------------------------------------------------------------------------------------------
Balance at June
 30, 1997         31,679,442   $0.3                             $77.5               $208.0    $(18.8)      $(0.5)        266.5

See Notes to Consolidated Financial Statements.

                           BREED TECHNOLOGIES, INC.
     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

                                                                                               FOREIGN
(IN MILLIONS,                          SERIES A    SERIES B   ADDITIONAL                       CURRENCY   UNEARNED        TOTAL
EXCEPT PER           COMMON STOCK     PREFERENCE  PREFERENCE    PAID-IN            RETAINED  TRANSLATION   COMPEN-    STOCKHOLDERS'
SHARE DATA)       SHARES      AMOUNT     STOCK       STOCK      CAPITAL  WARRANTS  EARNINGS  ADJUSTMENTS   SATION   EQUITY (DEFICIT)
- ------------------------------------------------------------------------------------------------------------------------------------
Balance at June
 30, 1997         31,679,442   $0.3                             $ 77.5              $ 208.0    $(18.8)     $(0.5)        266.5
  Shares issued
   under Stock
   Option Plans      103,162                                       1.6                                                     1.6
  Shares terminat
   ed under Stock
   Incentive Plan,
   net of granted
   shares             (7,212)                                     (0.2)                                       .2            --
  Shares issued
   for acquisition
   of HS Technik
   and Design        129,144                                       2.8                                                     2.8
  Shares issued
   for acquisition
   of minority
   interest in
   subsidiary         62,499                                       1.0                                                     1.0
  Net loss                                                                           (368.6)                            (368.6)
  Issue Series A
   Preference
   Stock                                  115.0                                                                          115.0
  Issue Series B
   Preference
   Stock, (in-
   cluding fees)                                     200.0                            (10.0)                             190.0
  Redemption of
   Series B
   Preference
   Stock                                            (200.0)                                                             (200.0)
  Fees associated
   with Company
   obligated
   mandatorily
   redeemable
   convertible
   preferred
   securities                                                                         (11.0)                             (11.0)
  Warrants issued
   with Credit
   Facility                                                                1.9                                             1.9
  Conversion of
   Series A
   Preference
   Stock           4,883,226    0.1      (115.0)                 114.9                                                      --
 Translation
  adjustments                                                                                    (8.6)                    (8.6)
 Cash dividends
  $.07 per share                                                                       (2.4)                              (2.4)
- ------------------------------------------------------------------------------------------------------------------------------------
Balance at June
 30, 1998         36,850,261    0.4          --         --       197.6     1.9       (184.0)    (27.4)      (0.3)        (11.8)
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

See Notes to Consolidated Financial Statements.

                            BREED TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEAR ENDED JUNE 30,
                                                         --------------------------------
                                                          1998         1997         1996
                                                         --------------------------------
                                                                  (IN MILLIONS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                                      $(368.6)     $  14.8      $ 63.0
Adjustments:
  Depreciation of plant and equipment                       42.2         42.2        18.1
  Amortization of intangible assets                         19.3          6.3         2.0
  Deferred income taxes                                      7.3          1.2         1.7
  Loss (gain) from sale of assets                            1.3          0.6        (1.5)
  Compensation related to stock plan                          --          0.1         0.2
  Non-cash items included in repositioning,
    impairment and other special charges                   211.4           --          --
  Accrual for repositioning, impairment and other
    special charges                                         98.2           --          --
  Changes in operating assets and liabilities, net of
    effects from acquisitions:
    Accounts receivable                                     31.8        (16.3)      (30.7)
    Inventories                                              2.4          2.2        (1.5)
    Income tax receivable                                  (64.6)          --          --
    Prepaid expenses and other                              (0.9)        (0.7)       (0.7)
    Accounts payable                                         5.5         37.0         0.8
    Accrued expenses                                       (10.9)        (7.6)       (9.2)
    Other assets and liabilities                             7.4          9.6        (1.0)
                                                         --------------------------------
Net cash provided by (used in)operating activities         (18.2)        89.4        41.2
                                                         --------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment                 (67.8)       (75.9)      (45.4)
Sale of short-term investments, net                           --           --        10.6
Cost of acquisitions, net of cash acquired                (716.9)      (291.9)      (48.5)
Deposit on Gallino acquisition                                --           --       (10.3)
Investment in and advances to affiliates                      --         (0.9)         --
Proceeds from sale of assets                                11.5          1.4         2.7
                                                         --------------------------------
Net cash used in investing activities                     (773.2)      (367.3)      (90.9)
                                                         --------------------------------

See Notes to Consolidated Financial Statements.

                           BREED TECHNOLOGIES, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                YEAR ENDED JUNE 30,
                                                         --------------------------------
                                                           1998         1997       1996
                                                         --------------------------------
                                                                   (IN MILLIONS)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Bridge Loan Facility                         800.0           --          --
Repayment of Bridge Loan Facility                         (800.0)          --          --
Proceeds from New Credit Facility                          525.0           --          --
Proceeds from Senior Subordinated Notes                    330.0           --          --
Other borrowings (repayments), net                        (380.4)       210.3       125.6
Proceeds from Series A Preference Stock issuance           115.0           --          --
Proceeds from Series B Preference Stock issuance           200.0           --          --
Fees associated with Series B Preference Stock             (10.0)          --          --
Redemption of Series B Preference Stock                   (200.0)          --          --
Proceeds from Company Obligated Mandatorily
Redeemable Convertible Preferred Securities,
  less related fees                                        239.0           --          --
Cash dividends paid                                         (2.4)        (8.9)       (6.9)
Common stock issued--options and stock plans                 1.6          1.2         2.1
                                                         --------------------------------
Net cash provided by financing activities                  817.8        202.6       120.8
Effect of exchange rate changes on cash                     (0.7)        (1.8)       (1.6)
                                                         --------------------------------
Net increase (decrease) in cash and cash equivalents        25.7        (77.1)       69.5
Cash and cash equivalents at beginning of year              18.7         95.8        26.3
                                                         --------------------------------
Cash and cash equivalents at end of year                 $  44.4      $  18.7      $ 95.8
                                                         ================================

See Notes to Consolidated Financial Statements.

                           BREED TECHNOLOGIES, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                 YEAR ENDED JUNE 30,
                                                        -----------------------------------
                                                              1998           1997      1996
                                                        -----------------------------------
                                                                    (IN MILLIONS)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest                                                 $  78.2        $  20.8    $  2.3
  Income taxes                                             $  21.5        $  12.9    $ 32.2

Cost of acquisitions (Note 2):
  Working capital (deficiency), net of cash acquired       $  62.6        $ (23.5)   $  0.1
  Property, plant and equipment                             (139.5)        (145.0)    (18.0)
  Identifiable intangible assets                            (263.9)         (16.0)       --
  Cost in excess of net assets of businesses acquired       (372.0)        (158.1)    (35.7)
  Other assets                                               (12.5)          (2.2)     (3.1)
  Long-term debt and other long-term liabilities               8.4           52.9       8.2
                                                        -----------------------------------
Net cost of acquisitions                                   $(716.9)       $(291.9)   $(48.5)
                                                        ===================================

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

                           BREED TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

INTANGIBLE ASSETS

Intangible assets consist of the following:

                                                          JUNE 30,
                                                     ----------------
                                                        1998    1997
                                                     ----------------
                                                       (IN MILLIONS)
Cost in excess of net assets of businesses acquired    $526.1  $207.0
Patents                                                  12.5    21.5
Developed technology                                    170.0     ---
Work force                                               10.3     ---
                                                     ----------------
                                                        718.9   228.5
Accumulated amortization                                 26.8     7.5
                                                     ----------------
Net intangible assets                                  $692.1  $221.0
                                                     ================

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

                           BREED TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

FOREIGN CURRENCY TRANSLATIONS

The Company translates foreign currencies into U.S. dollars using year-end exchange rates for foreign assets and liabilities and weighted average rates for foreign income and expenses. Translation gains and losses arising from the conversion of the foreign balance sheets and income statements into U.S. dollars are reflected as a separate component of stockholders' equity. With respect to operations in Mexico, the functional currency is the U.S. dollar, and any gains or losses from translations are included directly in income.

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

                           BREED TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 131, "Disclosure about Segments of an Enterprise and Related Information". The statement must be adopted by the Company on June 30, 1999. Under provisions of this statement, the Company will be required to modify or expand the financial statement disclosures for
operating segments, products and services, and geographic areas.   Required
disclosures will not affect the Company's financial position or results of operations.

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

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS No. 133)
which is required to be adopted in years beginning after June 15, 1999.   The
SFAS No. 133 permits early adoption as of the beginning of any fiscal quarter after its issuance. SFAS No. 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what the effect of SFAS No. 133 will be on the earnings and financial position of the Company.

                           BREED TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

FISCAL 1998

On October 30, 1997 the Company completed the acquisition of certain assets and the assumption of certain liabilities of SRS and 100% of the outstanding shares of capital stock of ICSRD Rucckhaltesysteme Fahrzeugsicherheit GmbH, a German company, BSRD Limited, an English company, AlliedSignal India, Inc., a Delaware company, Sistemas AlliedSignal de Seguridad, S.A. de C.V., a Mexican company, and AlliedSignal Cinturones de Seguridad, S.A. de C.V., a Mexican company (collectively, "SRS"). SRS produces seatbelts and airbags with principal locations in Knoxville, Tennessee; Maryville, Tennessee; Greenville, Alabama; St. Clair Shores, Michigan; Sterling Heights, Michigan; Douglas, Arizona; Brownsville, Texas; El Paso, Texas; Aqua Prieta, Mexico; Juarez, Mexico; Valle Hermosa, Mexico; Carlisle, England; Colleferro, Italy; Turin, Italy; Siena, Italy; Arzano, Italy; and Barcelona, Spain. The purchase price for the SRS acquisition was $710.0 million, which was financed with borrowings under the Bridge Credit Facility (as defined in Note 5), the net proceeds from the issuance and sale of Series B Preference Stock, and the net proceeds from the issuance and sale of Series A Preference Shares to Siemens AG. The purchase price exceed the fair value of the net assets acquired by approximately $372.0 million. The resulting goodwill is being amortized on a straight-line basis over 40 years.

                           BREED TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


The SRS acquisition has been accounted for as a purchase for financial accounting purposed in accordance with U.S. generally accepted accounting principles. The purchase price for SRS was allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of acquisition as follows (in millions):

Cash purchase price                                                $710.0
Less:
  Estimated fair value of SRS net assets acquired less
    assumed liabilities                                   $301.8
  Adjustment for planned closings of 8 facilities          (13.0)   288.8
                                                        -----------------
                                                                    421.2
   Involuntary employee termination costs for
   approximately 2,187 employees                                     32.0
   Acquisition costs                                                  7.0
   Other                                                             10.2
                                                                  -------
Excess of purchase price over fair value of net assets
  acquired                                                         $372.0
                                                                  =======

The allocation of purchase price to goodwill and identifiable intangibles and estimated lives are:

                             VALUE         AMORTIZATION
                           ALLOCATED      PERIOD IN YEARS
                          -------------------------------
                          (IN MILLIONS)
Trained Workforce              $ 10.3               10
Developed Technology            170.0               22
In-process research and
   development                   77.5               --
Goodwill                        372.0               40


Independent appraisals have been used in establishing the fair market values. The preliminary allocation of the purchase price was adjusted during the fourth quarter of fiscal 1998 to reflect revised estimates of pre-acquisition contingencies, liabilities and restructuring. The plant closings and involuntary employee terminations accrued above are part of restructuring this business and is to be substantially completed by March 31, 1999.

On May 1, 1998, the Company completed the acquisition of all of the outstanding capital stock of HS Technik and Design ("HSTD"). HSTD is in the business of developing advance technology for vehicle safety belt systems among other automotive products. The purchase price for the HSTD acquisition was $4.1 million (which includes $1.3 million subject to a hold-back agreement) and 129,144 shares of common stock (valued at $2.8 million as of the acquisition date). The cash portion of the purchase price was financed with borrowings under the Company's New Credit Facility (as defined in Note 5). The allocation of the purchase price is preliminary and subject to change. The purchase price exceeded the fair value of net assets acquired by approximately $6.1 million. The resulting goodwill is being amortized over 13 years.

                           BREED TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


The pro forma unaudited results of operations for the years ended June 30, 1998 and 1997, assuming the acquisitions had been consummated as of July 1, 1997 and 1996, respectively, are as follows:

                                           1998               1997
                                  ---------------------------------------
                                    (IN MILLIONS, EXCEPT PER SHARE DATA)
Net sales                                $1,675.4            $1,765.4
Net earnings                             $ (391.8)           $    4.7
Net earnings per share - basic           $  (11.73)          $    0.15
Net earnings per share - diluted         $  (11.73)          $    0.13


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

                           BREED TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


The pro forma unaudited results of operations for the years ended June 30, 1997 and 1996, assuming the purchase of the acquisitions had been consummated as of July 1, 1996 and 1995, respectively, are as follows:

                                          1997               1996
                                  --------------------------------------
                                    (IN MILLIONS, EXCEPT PER SHARE DATA)

Net sales                                $901.1            $1,056.6
Net earnings                             $ 21.0            $   45.9
Net earnings per share - basic           $  0. 66          $    1.45
Net earnings per share - diluted         $  0. 66          $    1.45


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

ITALTEST

On April 22, 1996, the Company acquired all of the outstanding shares of Italtest S.r.l. ("Italtest"), an Italian manufacturer of printed circuit boards for the automotive, computer and telecommunications markets. The purchase price for the Italtest acquisition was $1.8 million in cash was financed with borrowings under the Company's revolving credit agreements. The purchase price exceeded the fair value of the net assets acquired by $1.8 million. The resulting goodwill was being amortized over 10 years. In fiscal 1998, the goodwill was written-off as part of the repositioning charge. (See Note 15)

FORCE IMAGING TECHNOLOGIES, INC.

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

                           BREED TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

During the fourth quarter of fiscal 1997, the Company committed to a plan to dispose of Gallino's instrument panel, bumper and other plastic trim component business (nonsteering wheel business). The Company recorded the nonsteering wheel business at its net realizable value based on amounts in a letter of intent. In December 1997 when the transaction was not consummated the Company wrote down the carrying value to the estimated net realizable value based on then current negotiations. The Company is negotiating with prospective buyers of Gallino's nonsteering wheel business for amounts in excess of net carrying value. For financial reporting purposes, the assets and liabilities attributable to all of Gallino's nonsteering wheel business have been classified in the consolidated balance sheet as "Net assets held for sale" and consist of the following as of June 30, 1998 (in millions):

Current assets                         $46.1
Property, plant and equipment, net      38.4
Other noncurrent assets                  1.0
                                    --------
Total assets                            85.5
                                    --------

Current liabilities                     33.7
Other liabilities                       22.8
                                    --------
Total liabilities                       56.5
                                    --------
Net assets held for sale               $29.0
                                    ========

4.   INCOME TAXES

For financial reporting purposes, earnings from continuing operations before income taxes and distribution on the Preferred Securities (as defined in Note
11) includes the following components:


IN MILLIONS        1998      1997    1996
- ------------------------------------------
Domestic          $(413.5)   $23.7   $98.3
Italy                22.4      5.5     5.2
Other Foreign       (17.7)     0.4    (5.2)
- ------------------------------------------
                  $(408.8)   $29.6   $98.3
==========================================

The components of income taxes (benefit) are as follows:

IN MILLIONS                1998     1997    1996
- -------------------------------------------------
Current:
   Federal                $(65.9)  $ 6.4    $30.8
   Italy                     3.7     3.0      1.3
Other Foreign                2.1     3.4      0.7
State                        0.3     0.8      0.8
- -------------------------------------------------
       Total current       (59.8)   13.6     33.6
Deferred:
Federal                     (4.3)    1.5      1.7
Italy                       (1.6)   (0.3)      --
Other Foreign                0.1      --       --
- -------------------------------------------------
       Total deferred       (5.8)    1.2      1.7
- -------------------------------------------------
Income taxes (benefit)    $(65.6)  $14.8    $35.3
=================================================

                           BREED TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The income tax expense (benefit) is included in the financial statements as follows:

IN MILLIONS                1998    1997   1996
- -----------------------------------------------
Income taxes (benefit)    $(60.2)  $14.8  $35.3
Extraordinary item          (5.4)     --     --
- -----------------------------------------------
Income taxes (benefit)    $(65.6)  $14.8  $35.3
===============================================

                           BREED TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The reconciliation of income tax from continuing operations (before extraordinary item) computed at the US federal statutory tax rate to the company's effective income tax provision is as follows:

IN MILLIONS                                1998      1997    1996
- ------------------------------------------------------------------
Tax at U.S. statutory rate                $(146.6)   $10.3   $34.4
State taxes, net of Federal
    tax benefit                               0.2      0.5     0.5
Change in valuation allowance               105.4      1.8     2.2
Amortization of goodwill                     (1.8)     1.3      --
Foreign rate differential                    (4.2)     0.7      --
Reduction of taxes provided in
    prior years                              (1.0)      --    (1.2)
Gain on intercompany debt forgiveness        (8.1)
Other                                        (4.1)     0.2    (0.6)
- ------------------------------------------------------------------
                                          $ (60.2)   $14.8   $35.3
==================================================================

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


IN MILLIONS                                         1998     1997
- ------------------------------------------------------------------
Deferred tax assets:
          Accrued Expenses-U.S.                    $  3.0    $ 5.1
          Accrued Expenses-Canada                     1.0
          Net Operating losses-Foreign               13.5      4.0
          Other                                       0.2      1.0
          Accrued Repositioning Expenses-Italy       23.6       --
          Accrued Repositioning Expenses-U.S.        58.6       --
          Amortization of Intangibles                20.2       --
          Tax credit carryforwards                    3.0       --
       Valuation allowance                         (109.4)    (4.0)
- ------------------------------------------------------------------
                                                  $  13.7    $ 6.1
- ------------------------------------------------------------------

   Deferred tax liabilities:
          Depreciation                               (7.5)    (2.3)
          Amortization of Intangibles                  --     (0.6)
          Fixed Asset basis differences-Italy        (0.3)    (5.0)
          Other-U.S.                                 (0.3)      --
          Other-Foreign                              (0.1)      --
- ------------------------------------------------------------------
                                                     (8.2)    (7.9)
- ------------------------------------------------------------------
   Net deferred tax asset (liability)             $   5.5    $(1.8)
==================================================================

The net deferred income tax asset is reflected in the accompanying 1998 and 1997 consolidated balance sheets as a $4.5 million and $5.8 million current asset, a $1.3 million and zero non-current asset (included

                           BREED TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

5. DEBT

A summary of long-term debt follows:                                JUNE 30,
                                                                 1998     1997
                                                              ------------------
                                                                (IN MILLIONS)
Term Loan A, interest at 7.825%
   installments due 1999 through 2004                            $309.2  $  --
Term Loan B, interest at 8.075%
   installments due 1999 through 2006                             197.8     --
Senior Subordinated Notes, interest at
   9.25%, due April 15, 2008                                      330.0     --
Multi-currency credit facility, weighted average
   interest rate of 6.7%, installments due on April 29, 1998
   and April 30, 2002                                                --    358.0
Foreign short-term lines of credit, weighted average
   interest rate of 6.8%, installments due various                 30.4     27.3
Mortgages and equipment financing loans                            30.6     38.1
                                                              ------------------

Total debt                                                        898.0    423.4
                                                              ------------------
Less current maturities                                            46.9    191.7
                                                              ------------------
Total long-term debt                                             $851.1   $231.7
                                                              ==================

                           BREED TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

                           BREED TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Issued letters of credit aggregated approximately $12.4 million at June 30, 1998.

Senior Subordinated Notes

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

                           BREED TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

                           BREED TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Discount rate for obligations        7%
Future compensation increase rate    5%
Investment return assumptions        9%

Net pension expense for the year ended June 30, 1998 included the following components (in millions):

Service Costs - benefits earned during the year    $ 1.1
Interest Costs on projected benefit obligations      0.6
Actual return on plan assets                        (0.3)
Net amortization and deferral                       (0.3)
                                                 -------
                                                   $ 1.1
                                                 =======

The following table sets forth the Plan's funded status and amounts recognized in the consolidated balance sheets at June 30, 1998 (in millions):

Actuarial present value of accumulated benefit
obligation, including vested benefits of $9.7
    at June 30, 1998                                      $10.9
                                                         =======

Projected benefit obligation                               $14.7
Less fair value of plan assets, primarily bonds, stocks
     and cash equivalents                                   11.7
                                                         -------
Projected benefit obligation in excess of plan assets        3.0
Unrecognized net gains/ (loss)                              (0.3)
                                                         -------
                                                           $ 2.7
                                                         =======

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

                           BREED TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth the funding status and amounts recognized in the consolidated balance sheet at June 30, 1998 (in millions):


Accumulated post retirement benefit obligation (APBO):

     Existing retirees                                   $  --
     Active employees                                       3.5
                                                         ------
                                                         $  3.5
                                                         ======

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

                           BREED TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Accordingly, no compensation cost has been recognized for the stock option plans. The Company has evaluated the pro forma effects of SFAS No. 123 and as such, net earnings, basic earnings per common share and diluted earnings per common share would have been as follows:

                                                           JUNE 30,
                                          ---------------------------------------
                                                   1998                1997
                                          ---------------------------------------
                                            (IN MILLIONS, EXCEPT PER SHARE DATA)
Net earnings (loss)
     As reported                              $    (368.6)        $     14.8
     Pro forma                                     (375.0)              14.2
Basic earnings (loss) per common share
     As reported                                   (11.03)              0.47
     Pro forma                                     (11.23)              0.45
Diluted earnings (loss) per common share
     As reported                                   (11.03)              0.47
     Pro forma                                     (11.23)              0.45

                           BREED TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Because SFAS No. 123 is applicable to options granted subsequent to December 31, 1994, and the options have a three to ten year vesting period, the pro forma effect will not be fully reflected until fiscal 2006.

The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                               JUNE 30,
                           ---------------
                             1998   1997
                           ---------------

Risk-free interest rate      5.43%  6.17%
Dividend yield                ---   1.31%
Expected volatility          46.8%  52.0%
Expected life in years          8     10

                           BREED TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A summary of the status of the Company's stock option plans as of June 30, 1998, 1997 and 1996 and changes during the years ended on those dates.


                                                  1998                          1997                             1996
- ------------------------------------------------------------------------------------------------------------------------------------
                                           SHARES       WTD.      SHARES SUBJECT      WTD. AVG.          SHARES        WTD.
                                         SUBJECT TO     AVG.        TO OPTIONS      EXERCISE PRICE    SUBJECT TO       AVG.
 (IN THOUSANDS EXCEPT EXERCISE, PRICE      OPTIONS    EXERCISE                                          OPTIONS      EXERCISE
 AND WEIGHTED AVERAGE FAIR VALUE)                       PRICE                                                          PRICE
- ------------------------------------------------------------------------------------------------------------------------------------
Options outstanding at beginning of        1,100,361     18.043          1,149,236           17.824         622,028     17.436
 year
Additional options granted                 1,435,623     21.527            117,367           22.162         708,473     18.166
Options exercised                            116,098     14.252             38,695           13.882          67,561     11.677
Options terminated, cancelled or             424,532     20.930            127,547           19.225         113,704     21.037
 expired
- ------------------------------------------------------------------------------------------------------------------------------------
     Options outstanding at June 30        1,995,354     20.308          1,100,361           18.043       1,149,236     17.824
- -----------------------------------------------------------------------------------------------------------------------------------
Options exercisable at  June 30              820,228     19.638            318,996           15.874         240,649     13.851
- -----------------------------------------------------------------------------------------------------------------------------------
Options price range at end of year         0 - 32.25                     0 - 32.25                        0 - 32.25
- -----------------------------------------------------------------------------------------------------------------------------------
Options price range for exercised         0 - 20.375                   12 - 20.375                     3.14 - 17.00
 shares
- ------------------------------------------------------------------------------------------------------------------------------------
Weighted average fair value of options         12.32                         13.30
 granted during the year
- ------------------------------------------------------------------------------------------------------------------------------------

                           BREED TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

 The following table summarizes information about stock options outstanding and exercisable at June 30, 1998:

                                        OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
- ------------------------------------------------------------------------------------------------------
                                                               WTD. AVG.                    WTD.
                         NO. OF OPTIONS       WTD. AVG.      CONTRACTUAL     NO. OF         AVG.
EXERCISE PRICE RANGE:      OUTSTANDING     EXERCISE PRICE   LIFE (IN YRS.)    OPTIONS     EXERCISE
                                                                                           PRICE
- ------------------------------------------------------------------------------------------------------
$ 0.0000 - $ 3.2250            19,016          $ 0.000              6.2          639       $ 0.000
$ 9.6751 - $12.9000           160,292          $ 12.00              4.2      160,292       $12.000
$12.9001 - $16.1250             3,000          $15.625             10.0            0       $ 0.000
$16.1251 - $19.3500           481,247          $17.306              7.9      173,523       $16.761
$19.3501 - $22.5750         1,058,330          $21.199              8.8      142,908       $20.796
$22.5751 - $25.8000           190,965          $23.890              4.6      274,101       $23.190
$25.8001 - $29.0250            77,854          $28.043              6.1       64,115       $28.041
$29.0281 - $32.2500             4,650          $32.250              6.4        4,650       $32.250
                            ---------                                      ---------
                            1,995,354                                        820,228
                            =========                                        =======

                           BREED TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


10.  COMMITMENTS

The Company owns most of its major facilities, but does lease certain office, and warehouse space, data processing equipment and other equipment under principally noncancelable operating losses. The future minimum lease payments over the next five years under noncancelable operating leases at June 30, 1998 are as follows (in millions):

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

                           BREED TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

                           BREED TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


12.  EARNINGS PER SHARE

                                                                       YEAR ENDED JUNE 30,
                                                          -------------------------------------------
                                                                 1998           1997         1996
                                                          -------------------------------------------
                                                            (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)
BASIC EARNINGS PER SHARE
Income (loss) before extraordinary items                     $  (358.6)      $  14.8      $  63.0
Extraordinary loss, net                                          (10.0)           --           --
                                                          -------------------------------------------
Income (loss) applicable to common stock                     $  (368.6)      $  14.8      $  63.0
                                                          ===========================================

Weighted average common shares outstanding                       33,407        31,648       31,550
                                                          ===========================================

Basic earnings per share:
     Income (loss) before extraordinary items                $   (10.73)      $  0.47      $  2.00
     Extraordinary loss                                           (0.30)           --           --
                                                          -------------------------------------------
     Net (loss) income                                       $   (11.03)      $  0.47      $  2.00
                                                          ===========================================

DILUTED EARNINGS PER SHARE
Income (loss) before extraordinary items                     $    (358.6)     $  14.8      $  63.0
Extraordinary loss, net                                            (10.0)          --           --
                                                          -------------------------------------------
Income applicable to common stock                            $    (368.6)     $  14.8      $  63.0
                                                          ===========================================

Share computation:
     Weighted average common shares outstanding                   33,407       31,648       31,550
     Effect of diluted securities:
          Assumed exercise of stock options and warrants               *          219           94
          Series A Preference Stock                                    *           --           --
          Company obligated mandatorily redeemable
                convertible preferred securities                       *           --           --
                                                          -------------------------------------------
     Weighted average common shares
          outstanding as adjusted                                 33,407       31,867       31,644
                                                          ===========================================

Diluted earnings per share:
     Income before extraordinary items                       $    (10.73)     $  0.46     $   1.99
     Extraordinary items                                           (0.30)          --           --
                                                          -------------------------------------------
     Net income                                              $    (11.03)     $  0.46      $  1.99
                                                          ===========================================

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

                           BREED TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As part of the acquisition of VTI Hamlin OY ("VTI") in June 1995, the Company issued to certain of the former stockholders of VTI warrants to purchase up to 100,000 shares of common stock between July 1, 1998 and June 30, 2000, at an exercise price of $25.75 per share. The 100,000 warrants have not been included in the computation of diluted earnings per share for the year ended June 30, 1998 because the effect would be anti-dilutive.

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

                           BREED TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

                                                          NET SALES                   OPERATING INCOME (LOSS)
                                              -------------------------------   -----------------------------------
                                                     YEAR ENDED JUNE 30,                YEAR ENDED JUNE 30,
- -------------------------------------------------------------------------------------------------------------------
                                               1998          1997       1996       1998         1997       1996
- -------------------------------------------------------------------------------------------------------------------
                                                     (IN MILLIONS)                         (IN MILLIONS)
North America                                 $710.2        $379.3     $324.6    $(157.7)   $    46.6    $   88.4
Europe                                         675.1         415.6      107.1     (166.5)         4.0         2.4
                                              -------------------------------   -----------------------------------
   Geographic totals                        $1,385.3        $794.9     $431.7     (324.2)        50.6        90.8
General corporate expenses
Interest expense                                                                    85.7         26.8         2.7
Other income (expense), net                                                          1.1          5.8        10.2
                                                                                -----------------------------------
   Earnings (loss) before income taxes,
    distributions on Company Obligated
     Mandatorily Redeemable
     Convertible Preferred Securities,
     and extraordinary loss                                                      $(408.8)   $    29.6    $   98.3
- -------------------------------------------------------------------------------------------------------------------

                                                                                              ASSETS
                                                                             --------------------------------------
AS OF JUNE 30,                                                                 1998            1997           1996
- --------------------------------------------------------------------------------------------------------------------
                                                                                          (IN MILLIONS)
North America                                                                 $ 1,050.4       $447.1        $196.8
Europe                                                                            511.4        410.6         219.3
                                                                             ---------------------------------------
   Geographic totals                                                            1,561.8        857.7         416.1
General corporate assets                                                           88.1         19.5          87.7
                                                                             ---------------------------------------
   Total assets                                                               $ 1,649.9       $877.2        $503.8
- -----------------------------------------------------------------------------=======================================

                           BREED TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

                           BREED TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

During fiscal 1998, the repositioning and impairment accrual was reduced by $224.7 million as a result of cash and non-cash charges. The following table sets forth the details and the cumulative activity relating to the repositioning and impairment charge as of June 30, 1998:

                                         CHARGE TAKEN AT       CASH       NON-CASH     ACCRUAL BALANCE
IN MILLIONS                             DECEMBER 31, 1997   REDUCTIONS   REDUCTIONS   AT JUNE 30, 1998

- ------------------------------------------------------------------------------------------------------------
Headcount reductions                             $30.8        $14.9        $--                $15.9
Facility consolidations                           31.4          2.9          9.6               18.9
Goodwill write-down                               10.6           --         10.6                 --
USS Impairment                                    82.5           --         82.5                 --
Gallino write-down                                41.3           --         41.3                 --
Impaired assets and equipment write-
 down                                             62.9           --         62.9                 --

- -------------------------------------------------------------------------------------------------------------
     Total                                      $259.5        $17.8       $206.9              $34.8
=============================================================================================================


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

                           BREED TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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


16. EXTRAORDINARY LOSS

In October 1997, the Company had an extraordinary loss of $0.7 million net of an income tax benefit of $0.4 million for the write-off of debt issuance costs relating to the two multi-currency credit agreements. In April 1998, the Company had an extraordinary loss of $9.3 million net of an income tax benefit of $5.0 million for the write-off of debt issuance costs relating to the Bridge Credit Facility.

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

                           BREED TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

the Company, would have a material adverse effect on the Company's financial condition or results of operations.

18. OTHER FINANCIAL DATA

STATEMENT OF EARNINGS INFORMATION
Other income (expense), net consists of the following:

                                                              YEAR ENDED JUNE 30,
                                                           -----------------------
                                                              1998    1997   1996
- ----------------------------------------------------------------------------------
                                                                 (IN MILLIONS)
Foreign exchange gain (loss)                                 $ 0.2   $ 2.2   $ 2.4
Gain (loss) on disposition of property, plant, and equip.     (1.3)   (0.6)    1.5
Royalty income                                                  --     0.1     4.0
Government Grant                                                --     1.0      --
Equity income (loss) in investment                             0.9      --      --
Other, net                                                    (1.2)    0.8     0.8
Interest income                                                2.5     2.3     1.5
                                                           -----------------------
                                                             $ 1.1   $ 5.8   $10.2
                                                           =======================

Grant

The Company earned and recorded as income in 1997 a grant from the Italian Ministry of Labor and Social Security of $1.0 million for locating a plant in southern Italy in 1994.

BALANCE SHEET INFORMATION

                                                                     JUNE 30,
- --------------------------------------------------------------------------------
                                                                    1998   1997
                                                                 ---------------
Accrued expenses:                                                  (IN MILLIONS)
   Employee compensation                                           $ 47.5  $16.8
   Accrual for repositioning and other special charges               34.8     --
   Accrual for closing facilities and severance relating to SRS      39.2     --
   Acquisition related contracts                                     21.7     --
   Other                                                             90.0   32.7
                                                                 ---------------
                                                                   $233.2  $49.5
                                                                 ===============

                           BREED TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

19. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following tables set forth selected quarterly financial information.

- -------------------------------------------------------------------------------------------------------------------
                                                                FIRST     SECOND      THIRD     FOURTH      TOTAL
IN MILLIONS, EXCEPT PER SHARE DATA                             QUARTER    QUARTER    QUARTER    QUARTER      YEAR
- -------------------------------------------------------------------------------------------------------------------
1998
Net sales                                                        $195.2    $ 340.7     $431.7     $417.7   $1,385.3
Gross profit                                                       28.3       28.2       74.9       52.5      183.9
Operating income (loss)                                             1.2     (352.6)      23.6        3.6     (324.2)
Income (loss) before extraordinary loss                            (4.2)    (334.2)      (1.7)     (18.5)    (358.6)
Net earnings (loss)                                                (4.2)    (334.9)      (1.7)     (27.8)    (368.6)
Basic earnings (loss) per share before extraordinary loss         (0.13)    (10.54)     (0.05)     (0.50)    (10.73)
Diluted earnings (loss) per share before extraordinary loss       (0.13)    (10.54)     (0.05)     (0.50)    (10.73)
Cash dividends per share                                           0.07         --         --         --       0.07

1997
Net sales                                                        $158.7    $ 182.6     $209.4     $244.2   $  794.9
Gross profit                                                       41.6       36.7       38.0       47.3      163.6
Operating income                                                   18.2        9.3        7.1       16.0       50.6
Net earnings                                                        7.8        3.2        1.5        2.3       14.8
Basic earnings per share                                           0.25       0.10       0.05       0.07       0.47
Diluted earnings per share                                         0.25       0.10       0.05       0.07       0.46
Cash dividends per share                                           0.07       0.07       0.07       0.07       0.28

1996
Net sales                                                        $ 92.6    $ 105.7     $103.9     $129.5   $  431.7
Gross profit                                                       34.9       42.8       35.8       41.1      154.6
Operating income                                                   19.4       26.9       19.7       24.8       90.8
Net earnings                                                       12.6       17.8       14.9       17.7       63.0
Basic earnings per share                                           0.40       0.57       0.47       0.56       2.00
Diluted earnings per share                                         0.40       0.56       0.47       0.56       1.99
Cash dividends per share                                           0.05       0.05       0.07       0.07       0.24

Amounts do not total to the annual earnings per share because each quarter and the year are calculated separately based on average outstanding shares (basic) and average outstanding and equivalent shares (diluted) during the periods.

The Company recognized a charge during the fourth quarter of fiscal 1998 relating to estimated losses on acquisition related contracts in accordance with the Company's accounting policy for such contracts, which increased the net loss by $20.2 million (see Note 15). In addition, the Company recorded a reduction to the other special charges relating to the European OEM supply contract (originally recorded in the second quarter of fiscal 1998), which decreased the net loss by approximately $2.4 million (see Note 15-- "Other Special Charges"). Also, an adjustment was recorded in the fourth quarter of fiscal 1998 to conform certain accruals established, in connection with the acquisition of SRS, to the current interpretation of EITF 95-3, which increased the net loss by approximately $2.9 million.

In the second quarter of fiscal 1998, the Company recorded repositioning, impairment and other special charges aggregating $365.4, which include the following: (i) a $259.5 million charge for repositioning and impairment (ii) $77.5 million charge to the write off of in-process research and development and
(iii) $28.4 million charge against cost of sales for inventory and long term customer contracts.

                           BREED TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Presented below are condensed consolidating balance sheets as of June 30, 1998, and 1997, condensed consolidating statements of earnings for the years ended June 30, 1998, 1997 and 1996 and condensed consolidating cash flows for the years ended June 30, 1998, 1997, 1996, for the Subsidiary Guarantors, the Non-Guarantor Subsidiaries, Parent only, and the Company consolidated. Separate financial statements for the Subsidiary Guarantors are not presented based on management's determination that they do not provide additional information that is material to investors.

                   BREED TECHNOLOGIES, INC. AND SUBSIDIARIES
                                 JUNE 30, 1998

                                                             SUBSIDIARY   NON-GUARANTOR
(IN MILLIONS)                                               GUARANTORS    SUBSIDIARIES   PARENT ONLY   ELIMINATIONS   CONSOLIDATED
- ----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                      $  (22.9)         $ 19.0     $   48.3   $    --            $   44.4
Accounts receivable, net                                          138.8           135.9          0.6             --          275.3
Inventories                                                        57.3            51.8           --             --          109.1
Other current assets                                              527.5            72.1         67.4         (574.7)          92.3
                                                          ------------------------------------------------------------------------
              Total current assets                                700.7           278.8        116.3         (574.7)         521.1
Property, plant and equipment, net                                203.1           129.5         32.6                         365.2
Intangibles, net                                                  431.1           257.8          3.2             --          692.1
Other assets                                                       25.0            73.4      1,015.4       (1,042.3)          71.5
                                                          ------------------------------------------------------------------------
              Total assets                                     $1,359.9          $739.5     $1,167.5      $(1,617.0)      $1,649.9
                                                          ========================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
        Current portion of long-term debt                            --          $ 35.2     $   11.7                      $   46.9
        Accounts payable                                           84.9           158.9         11.1                         254.9
        Accrued expenses                                          229.0           235.4        346.6         (577.8)         233.2
                                                          ------------------------------------------------------------------------
              Total current liabilities                           313.9           429.5        369.4         (577.8)         535.0
Long-term debt                                                       --            25.8        825.3                         851.1
Other long-term liabilities                                        10.5            16.1         (1.0)            --           25.6
                                                          ------------------------------------------------------------------------
              Total liabilities                                   324.4           471.4      1,193.7         (577.8)       1,411.7
Company Obligated Mandatorily Redeemable
       Convertible Preferred Securities                              --              --        250.0                         250.0
Stockholders' equity                                            1,035.5           268.1       (276.2)      (1,039.2)         (11.8)
                                                          ------------------------------------------------------------------------
              Total liabilities and stockholders' equity       $1,359.9          $739.5     $1,167.5      $(1,617.0)      $1,649.9
                                                          ========================================================================

                           BREED TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                   BREED TECHNOLOGIES, INC. AND SUBSIDIARIES
                                 JUNE 30, 1997

                                                            SUBSIDIARY   NON-GUARANTOR
(IN MILLIONS)                                               GUARANTORS   SUBSIDIARIES   PARENT ONLY   ELIMINATIONS   CONSOLIDATED
- ---------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                           $--         $ 20.0       $ (1.3)           $--          $18.7
Accounts receivable, net                                           78.3          130.9          6.9           (8.1)         208.0
Inventories                                                        16.3           45.2         14.1           (0.3)          75.3
Other current assets                                              135.1           18.7         42.6         (182.9)          13.5
                                                          -----------------------------------------------------------------------
              Total current assets                                229.7          214.8         62.3         (191.3)         315.5
Property, plant and equipment, net                                105.5          109.6         53.2            8.2          276.5
Intangibles, net                                                   91.0          123.5          6.5             --          221.0
Assets held for sale                                                 --           52.6           --             --           52.6
Other assets                                                       28.7            2.1        261.6         (280.8)          11.6
                                                          -----------------------------------------------------------------------
              Total assets                                       $454.9         $502.6       $383.6        $(463.9)        $877.2
                                                          =======================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Current portion of long-term debt                            $--          $33.7       $158.0            $--         $191.7
       Accounts payable                                            18.2           98.5          5.0           (0.2)         121.5
       Accrued expenses                                             0.3          134.5          5.7          (91.0)          49.5
                                                          -----------------------------------------------------------------------
              Total current liabilities                            18.5          266.7        168.7          (91.2)         362.7
Long-term debt                                                       --           31.7        200.0             --          231.7
Other long-term liabilities                                         0.3           12.9          3.1             --           16.3
                                                          -----------------------------------------------------------------------
              Total liabilities                                    18.8          311.3        371.8          (91.2)         610.7
Stockholders' equity                                              436.1          191.3         11.8         (372.7)         266.5
                                                          -----------------------------------------------------------------------
              Total liabilities and stockholders' equity         $454.9         $502.6       $383.6        $(463.9)        $877.2
                                                          =======================================================================

                           BREED TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                   BREED TECHNOLOGIES, INC. AND SUBSIDIARIES
                                 JUNE 30, 1998

                                                     SUBSIDIARY   NON-GUARANTOR
(IN MILLIONS)                                       GUARANTORS    SUBSIDIARIES    PARENT ONLY   ELIMINATIONS   CONSOLIDATED
- -----------------------------------------------------------------------------------------------------------------------------
Net sales                                               $ 815.1         $ 689.4           $--        $(119.2)      $1,385.3
Cost of goods sold                                        699.4           621.2            --         (119.2)       1,201.4
                                                  ---------------------------------------------------------------------------
       Gross profit                                       115.7            68.2            --             --          183.9
Selling, general and administrative expenses               14.7            37.1          26.8                          78.6
Engineering, research, and development                     40.9            18.9          13.4                          73.2
Repositioning and impairment charges                      104.3           116.3          38.9                         259.5
In process research and development expenses                               55.2            --                          77.5
                                                           22.3
Amortization of intangibles                                12.3             6.0           1.0                          19.3
                                                  ---------------------------------------------------------------------------
       Operating income (loss)                            (78.8)         (165.3)        (80.1)            --         (324.2)
Interest income (expense), net                              2.3            (9.1)        (76.4)                        (83.2)
Other income (expense), net                               (27.8)           27.8          (1.4)                         (1.4)
                                                  ---------------------------------------------------------------------------
       Earnings (loss) before income taxes,
        distributions on Company Obligated
        Mandatorily Redeemable Preferred
        Securities and extraordinary loss                (104.3)         (146.6)       (157.9)            --         (408.8)
Income Tax (benefit)                                      (20.7)           (3.2)        (36.3)                        (60.2)
Distributions on Company Obligated
 Mandatory Redeemable Convertible
       Preferred Securities                                  --                          10.0                          10.0
                                                  ---------------------------------------------------------------------------
Earnings (loss) before extraordinary loss                 (83.6)         (143.4)       (131.6)            --         (358.6)
Extraordinary loss, net of tax benefit of $5.4               --              --          10.0             --           10.0
 million
                                                  ---------------------------------------------------------------------------
       Net earnings (loss)                              $ (83.6)        $(143.4)       (141.6)            --       $ (368.6)
                                                  ===========================================================================

                           BREED TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                   BREED TECHNOLOGIES, INC. AND SUBSIDIARIES
                                 JUNE 30, 1997

                                                 SUBSIDIARY   NON-GUARANTOR
(IN MILLIONS)                                   GUARANTORS    SUBSIDIARIES    PARENT ONLY   ELIMINATIONS   CONSOLIDATED
- -----------------------------------------------------------------------------------------------------------------------
Net sales                                            $386.2          $453.9           $--         $(45.2)        $794.9
Cost of goods sold                                    269.3           395.7          11.3          (45.0)         631.3
                                              -------------------------------------------------------------------------
       Gross profit                                   116.9            58.2         (11.3)          (0.2)         163.6
Selling, general and administrative expenses            7.3            37.9          25.3            0.1           70.6
Engineering, research, and development                  5.3             5.3          25.5             --           36.1
Amortization of intangibles                             1.1             4.9           0.4           (0.1)           6.3
                                              -------------------------------------------------------------------------
       Operating income                               103.2            10.1         (62.5)          (0.2)          50.6
Interest income (expense), net                         (0.3)           (7.0)        (17.2)            --          (24.5)
Other income (expense), net                             1.5             2.0          (0.4)           0.4            3.5
                                              -------------------------------------------------------------------------
       Earnings (loss) before income taxes            104.4             5.1         (80.1)           0.2           29.6
Income tax (benefit)                                   37.9             6.1         (29.2)            --           14.8
                                              -------------------------------------------------------------------------
       Net earnings (loss)                           $ 66.5          $ (1.0)       $(50.9)        $  0.2         $ 14.8
                                              =========================================================================



                   BREED TECHNOLOGIES, INC. AND SUBSIDIARIES
                                 JUNE 30, 1996

                                                SUBSIDIARY   NON-GUARANTOR
(IN MILLIONS)                                   GUARANTORS   SUBSIDIARIES    PARENT ONLY   ELIMINATIONS   CONSOLIDATED
- ----------------------------------------------------------------------------------------------------------------------
Net sales                                            $363.7         $107.1   $--                 $(39.1)        $431.7
Cost of goods sold                                    205.0           94.2          17.4          (39.5)         277.1
                                              ------------------------------------------------------------------------
       Gross profit                                   158.7           12.9         (17.4)           0.4          154.6
Selling, general and administrative expenses           10.9            7.1          20.2             --           38.2
Engineering, research, and development                  0.4            2.6          20.6             --           23.6
Amortization of intangibles                             0.6            1.4            --             --            2.0
                                              ------------------------------------------------------------------------
       Operating income                               146.8            1.8         (58.2)           0.4           90.8
Interest income (expense), net                          0.2           (2.3)          0.7            0.3           (1.1)
Other income (expense), net                             7.6            0.8           0.5           (0.3)           8.6
                                              ------------------------------------------------------------------------
       Earnings (loss) before income taxes            154.6            0.3         (57.0)           0.4           98.3
Income tax (benefit)                                   53.6            2.2         (20.5)            --           35.3
                                              -------------------------------------------------------------------------
       Net earnings (loss)                           $101.0         $ (1.9)       $(36.5)        $  0.4         $ 63.0
                                              ========================================================================

                           BREED TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                   BREED TECHNOLOGIES, INC. AND SUBSIDIARIES
                                 JUNE 30, 1998

                                                         SUBSIDIARY   NON-GUARANTOR
(IN MILLIONS)                                           GUARANTORS    SUBSIDIARIES    PARENT ONLY   ELIMINATIONS  CONSOLIDATED
- ------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
       Net earnings/ (loss)                                 $( 83.6)        $(143.4)      $(141.6)           $--       $(368.6)
Adjustments to reconcile net cash use in
   Operating activities:
       Depreciation and amortization                           30.8            25.2           5.5                         61.5
       Other adjustments                                      133.1           144.1          41.0                        318.2
       Changes in operating assets and liabilities            (90.4)           14.7          46.4                        (29.3)
                                                      ------------------------------------------------------------------------
       Net cash (used in) provided by operating
          activities                                          (10.1)           40.6         (48.7)            --         (18.2)
                                                      ------------------------------------------------------------------------
Cash flows from investing activities:                            --              --
       Capital expenditures                                   (20.0)          (40.7)         (7.1)                       (67.8)
       Cost of acquisitions, net of cash acquired                --              --        (716.9)                      (716.9)
       Proceeds from sale of assets and equipment               7.2             4.3            --                         11.5
                                                      ------------------------------------------------------------------------
       Net cash used in investing activities                  (12.8)          (36.4)       (724.0)                      (773.2)
Cash flows from financing activities:
                                                      ------------------------------------------------------------------------
       Net change in debt                                        --            (4.5)        479.1                        474.6
       Net change in equity and preferred securities             --              --         343.2                        343.2
                                                      ------------------------------------------------------------------------
          Net cash provided by (used in)
             financing activities                                --            (4.5)        822.5                        817.8
Effects of exchange rate changes on cash                         --            (0.7)           --                         (0.7)
Increase (decrease) in cash and cash equivalents            $ (22.9)           (1.0)         49.6                         25.7
                                                      ------------------------------------------------------------------------
Cash and cash equivalents at beginning of year                   --            20.0          (1.3)                     $  18.7
                                                      ------------------------------------------------------------------------
Cash and cash equivalents at end of year                    $ (22.9)        $  19.0       $  48.3                      $  44.4
                                                      ========================================================================

                           BREED TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                   BREED TECHNOLOGIES, INC. AND SUBSIDIARIES

                                 JUNE 30, 1997

                                                       SUBSIDIARY   NON-GUARANTOR
(IN MILLIONS)                                         GUARANTORS    SUBSIDIARIES    PARENT ONLY   ELIMINATIONS   CONSOLIDATED
- -----------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
       Net earnings/ (loss)                                $ 66.5         $  (1.0)      $ (50.9)         $ 0.2        $  14.8
Adjustments to reconcile net cash use in
   Operating activities:
       Depreciation and amortization                         21.9            20.1           6.5                          48.5
       Other adjustments                                      0.6                           1.3                           1.9
       Changes in operating assets and liabilities          (54.4)          144.7         (65.9)          (0.2)          24.2
                                                    -------------------------------------------------------------------------
       Net cash (used in) provided by operating
          activities                                         34.6           163.8        (109.0)            --           89.4
                                                    -------------------------------------------------------------------------
Cash flows from investing activities:
       Capital expenditures                                 (35.6)          (35.3)         (5.0)                        (75.9)
       Cost of acquisitions, net of cash acquired              --          (140.7)       (151.2)                       (291.9)
       Investment in and advances to affiliates                --              --          (0.9)                         (0.9)
       Proceeds from sale of assets and equipment             0.8             0.6            --             --            1.4
                                                    -------------------------------------------------------------------------
       Net cash used in investing activities                (34.8)         (175.4)       (157.1)            --         (367.3)
                                                    -------------------------------------------------------------------------
Cash flows from financing activities:
       Net change in debt                                      --            (8.8)        219.1                         210.3
       Net change in equity                                    --              --          (7.7)                         (7.7)
                                                    -------------------------------------------------------------------------
          Net cash provided by (used in)
             financing activities                              --            (8.8)        211.4                         202.6
                                                    -------------------------------------------------------------------------
Effects of exchange rate changes on cash                                     (1.8)           --                          (1.8)
Decrease in cash and cash equivalents                        (0.2)          (22.2)        (54.7)                        (77.1)
Cash and cash equivalents at beginning of year                0.2            42.2          53.4             --           95.8
                                                    -------------------------------------------------------------------------
Cash and cash equivalents at end of year              $     --            $  20.0       $  (1.3)                      $  18.7
                                                    =========================================================================

                           BREED TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                   BREED TECHNOLOGIES, INC. AND SUBSIDIARIES
                                 JUNE 30, 1996

(IN MILLIONS)                                          SUBSIDIARY   NON-GUARANTOR
                                                      GUARANTORS    SUBSIDIARIES    PARENT ONLY   ELIMINATIONS   CONSOLIDATED
- -----------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
       Net earnings/ (loss)                                $101.0          $ (1.9)       $(36.5)         $ 0.4         $ 63.0
Adjustments to reconcile net cash use in
   operating activities:
       Depreciation and amortization                         13.5             1.3           5.3                          20.1
       Other adjustments                                     (0.6)                          1.0                           0.4
       Changes in operating assets and liabilities          (74.1)           83.4         (51.2)          (0.4)         (42.3)
                                                    -------------------------------------------------------------------------
       Net cash (used in) provided by operating
          activities                                         39.8            82.8         (81.4)            --           41.2
                                                    -------------------------------------------------------------------------
Cash flows from investing activities:
       Capital expenditures                                 (42.2)          (13.1)          9.9                         (45.4)
       Sale of short-term investments                          --              --          10.6                          10.6
       Cost of acquisitions, net of cash acquired              --           (45.5)         (3.0)                        (48.5)
       Deposit on Gallino acquisition                          --              --         (10.3)                        (10.3)
       Proceeds from sale of assets and equipment             1.7              --           1.0             --            2.7
                                                    -------------------------------------------------------------------------
       Net cash used in investing activities                (40.5)          (58.6)          8.2                         (90.9)
                                                    -------------------------------------------------------------------------
Cash flows from financing activities:
       Net change in debt                                      --            17.3         108.3                         125.6
       Net change in equity                                    --              --          (4.8)                         (4.8)
                                                    -------------------------------------------------------------------------
          Net cash provided by (used in)
             financing activities                              --            17.3         103.5                         120.8
                                                    -------------------------------------------------------------------------
Effects of exchange rate changes on cash                       --            (1.6)           --                          (1.6)
Increase in cash and cash equivalents                        (0.7)           39.9          30.3                          69.5
Cash and cash equivalents at beginning of year                0.9             2.2          23.2             --           26.3
                                                    -------------------------------------------------------------------------
Cash and cash equivalents at end of year                   $  0.2          $ 42.1        $ 53.5                        $ 95.8
                                                    =========================================================================

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

   Not applicable.


                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The following table sets forth certain information regarding the directors and executive officers of the Company as of September 28, 1998:

NAME                           AGE                        POSITION
- ----                           ---                        --------
Johnnie Cordell Breed........   54  Chairman of the Board of Directors and Chief
                                    Executive Officer
Charles J. Speranzella, Jr...   42  Vice Chairman, President, Chief Operating Officer
Robert M. Rapone.............   41  Executive Vice President, Operations Worldwide
Frank J. Gnisci..............   47  Executive Vice President and Chief Financial Officer
Robert J. Saltarelli.........   44  Treasurer
Lizanne Guptill..............   44  Secretary
Allen K. Breed...............   71  Director
Larry W. McCurdy(2)..........   62  Director
Robert W. Shower(1)..........   61  Director
Alberto Negro(2).............   59  Director
Dr.-Ing. Franz Wressnigg(1)..   54  Director

_______________

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

  Larry W. McCurdy was elected a director of the Company in September 1992. Since July 1998, Mr. McCurdy was President of DANA Automotive Aftermarket Group. From March 1997 to July 1998, Mr. McCurdy has served as Chairman, President and Chief Executive Officer of Echlin, Inc., an automotive components supplier ("Echlin"). From 1985 until March 1997, Mr. McCurdy served as President and Chief Executive Officer of Moog Automotive, Inc., a manufacturer of automotive aftermarket products (Moog Automotive, Inc. was sold to Cooper Industries, Inc. in October 1992). From 1983 to 1985, Mr. McCurdy served as President and Chief Operating Officer of Echlin. Prior to 1983, Mr. McCurdy held various senior management positions with Tenneco Inc. Mr. McCurdy is a director of Lear Seating Corporation and Mohawk Industries, Inc. and serves as a trustee of Milliken University.

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

  Alberto Negro was elected a director of the Company in November 1997. Mr. Negro has served as President, Chief Executive Officer and a director of MecaPlast USA since March 1998. Mr. Negro retired as Chief Executive Officer of Fiat Auto USA, Inc. in June 1997 after 29 years of service with Fiat. Mr. Negro also served as Chairman of SAE Overseas Meeting Group, a society of automotive engineers, and served on the Executive Committee of recent IBEC and Convergence Conferences from 1995 to 1997.

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

                           SUMMARY COMPENSATION TABLE

                                                                                              LONG TERM
                                             ANNUAL COMPENSATION (1)                        COMPENSATION
                              ------------------------------------------------------------- ------------
                                                                                                AWARDS
                                                                                             -----------
                                                                                              SECURITIES
                                                                                              UNDERLYING      ALL OTHER
                                FISCAL                                      OTHER ANNUAL     OPTIONS/SARS   COMPENSATION
 NAME AND PRINCIPAL POSITION     YEAR   SALARY ($)    B0NUS($) (2)      COMPENSATION ($) (3)   (#) (4)         ($) (5)
- ------------------------------- ------- --------- -------------------   -------------------  -----------  ----------------
Johnnie Cordell Breed..........   1998    414,299             0                27,341               0           4,500
Chief Executive Officer           1997    331,749       287,950                17,115               0           4,500
                                  1996    283,032       220,000                44,376               0           4,500

Charles J. Speranzella, Jr. ...   1998    303,195             0                25,339         458,804           4,500
Vice Chairman, President          1997    210,784       115,000                58,881           7,485           4,500
 and Chief Operating Officer      1996    198,672        43,125                74,461          90,607          40,661

Robert M. Rapone(6).............  1998    236,550             0                75,005         400,000           4,500
Executive Vice President,                                                                                       4,500
 Worldwide Operations                                                                                           4,500

Frank J. Gnisci(6)..............  1998    157,706             0                27,459          75,000           3,000
Executive Vice President
 and Chief Financial Officer

Allen K. Breed..................  1998    342,119             0                 3,419               0           4,500
Former Chief Executive            1997    456,404       456,404                32,064               0           4,500
 Officer                          1996    455,812       441,000                36,466               0           4,500

Fred J. Musone(7)...............  1998    315,393             0                33,906               0           4,500
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




                                    OPTION/SAR GRANTS IN LAST FISCAL YEAR


                                              INDIVIDUAL GRANTS(1)
                            ------------------------------------------------------   POTENTIAL REALIZABLE VALUE
                               NUMBER OF       % OF TOTAL                              AT ASSUMED ANNUAL RATES
                              SECURITIES        OPTIONS                                    OF STOCK PRICE
                              UNDERLYING       GRANTED TO                              APPRECIATION FOR OPTION
                                OPTIONS        EMPLOYEES     EXERCISE                         TERM ($)
                                GRANTED        IN FISCAL    PRICE PER   EXPIRATION  -------------------------
                                (#)(1)           YEAR       SHARE ($)     DATE           5%            10%
                             -----------     -----------    --------   ----------   -----------   -----------
Johnnie C. Breed                       --               --          --          --            --            --
Charles J. Speranzella, Jr.         8,804             0.68       24.06  09/01/2007       133,215       337,593
                                  400,000            31.11       21.25  05/20/2007     5,345,604    13,546,811
                                   50,000             3.89     19.1875  05/20/2008       603,346     1,528,997
Robert M. Rapone.                 400,000            31.11       21.25  09/01/2007     5,345,604    13,546,811
Frank J. Gnisci                    25,000             1.94       21.25  05/20/2008       334,100       846,676
                                   50,000             3.89     19.1875                   603,346     1,528,997
Allen K. Breed                         --               --          --          --            --            --
Fred J. Musone...............          --               --          --          --            --            --

_____________
(1) All of the options are options to purchase Common Stock of the Company granted under the 1994 Stock Incentive Plan.

AGGREGATED OPTIONS TABLE

  The table below sets forth certain information with respect to options held at the end of fiscal 1998 by each Named Executive Officer. No options were exercised during fiscal 1998.

                                                AGGREGATED OPTION/SAR EXERCISES IN
                                      LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

                                                               VALUE OF UNEXERCISED
                                    NUMBER OF SECURITIES           IN-THE-MONEY
                                   UNDERLYING UNEXERCISED        OPTIONS/SARS AT
                                   OPTIONS/SARS AT FISCAL       FISCAL YEAR-END ($)
                                        YEAR-END (#)               (EXERCISABLE/
                               (EXERCISABLE/UNEXERCISABLE)       UNEXERCISABLE)(1)
                               ---------------------------    ---------------------
Johnnie C. Breed                            --                         --
Charles J. Speranzella, Jr.            44,148/521,081                  --
Robert M. Rapone.............               0/400,000                  --
Frank J. Gnisci..............                0/75,000                  --
Allen K. Breed...............                      --                  --
Fred J. Musone...............                      --                  --

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

                                                                      BENEFICIAL OWNERSHIP
                                                                        OF COMMON STOCK
                                                              --------------------------------------
                                                                     NUMBER         PERCENTAGE
NAME OF BENEFICIAL OWNER(1)                                       OF SHARES(2)      OF CLASS(3)
- ---------------------------                                   ---------------------------------------
EXECUTIVE OFFICERS AND DIRECTORS:
Johnnie Cordell Breed                                             8,477,850 (4)         23.01
Charles J. Speranzella, Jr.                                          58,244 (5)           *
Robert Rapone                                                            -- (6)            --
Frank Gnisci                                                          5,000 (7)           *
Allen K. Breed                                                    8,617,552 (8)         23.39
Larry W. McCurdy.                                                    13,349 (9)           *
Alberto Negro                                                            1,000            *
Robert Shower                                                            2,000            *
Dr. -Ing. Franz Wressnigg                                                   --             --
All executive officers and directors as a group (11 persons)         17,174,995 (10)    46.61

OTHER 5% STOCKHOLDERS:
A. Breed, Ltd.                                                   8,477,750 (11)         23.01
J. Breed, Ltd.                                                   8,477,750 (11)         23.01
Capital Research and Management Company                          2,647,980 (12)          7.19
FMR Corp.                                                        3,422,030 (13)          9.29
Pioneer Management Corporation                                   3,109,400 (14)          8.44
Siemens Aktiengesellschaft                                       4,883,227 (15)         13.25

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

      2. Financial Statement Schedules of the Company.

         None. The required information is either not applicable or is included in the financial statements or the notes thereto.

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

          12.2 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

          21. Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 filed on September 29, 1998)

          23.1 Consent of Ernst & Young LLP, Independent Certified Public Accountants

          23.2 Consent KPMG S.p.A., Independent Certified Public Accountants (incorporated by reference to Exhibit 27 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 filed on September 29, 1998)

          27        Financial Data Schedule (incorporated by reference to
                    Exhibit 23.2 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 filed on September 29, 1998)

          99 Report of KPMG S.p.A., Independent Auditors (incorporated by reference to Exhibit 99 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 filed on September 29, 1998)

   (b)      Reports on Form 8-K

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

                                     BREED TECHNOLOGIES, INC.


                                     By: /s/ Johnnie Cordell Breed
                                        --------------------------
                                         Johnnie Cordell Breed
                                         Chairman of the Board of Directors and
                                         Chief Executive Officer
                                         Date: September 30, 1998