Form 10-Q
period 1998-09-30
BREED TECHNOLOGIES INC
filed 1998-11-16
CIK 891531

------------------------------------------------------------------------------


------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-Q

            [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

               For the quarterly period ended: September 30, 1998
                                       or

            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                           Commission File No. 1-11474

 ------------------------------------------------------------------------------
                              --------------------

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

      As of November 12, 1998,36,849,438 shares of the registrant's common stock, par value $.01 per share, were outstanding.


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                     INDEX


PART I.     FINANCIAL INFORMATION                                         PAGE


ITEM 1.  FINANCIAL STATEMENTS

            Consolidated Condensed Balance Sheets - September 30, 1998
               (Unaudited)and June 30, 1998 ...........................     1

            Consolidated Condensed Statements of Operations (Unaudited)
               Three months ended September 30, 1998 and 1997..........     3

            Consolidated Condensed Statements of Cash Flows (Unaudited)
               Three months ended September 30, 1998 and 1997 .........     4

            Notes to Consolidated Condensed Financial Statements
               (Unaudited) ............................................     5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS ......................    16


PART II.  OTHER INFORMATION


ITEM 3. Legal Proceedings..............................................    20

ITEM 4. Submission of Matters to a Vote of Security Holders............    20

ITEM 6. Exhibits and Reports on Form 8-K ..............................    20

SIGNATURES ............................................................    21

                         PART I - FINANCIAL INFORMATION6


ITEM 1.     FINANCIAL STATEMENTS

BREED TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
IN MILLIONS, EXCEPT FOR SHARE DATA

                                            September 30,    June 30,
                                                1998           1998
                                            ------------    ----------
                                            (Unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents                   $21.4           $44.4
  Accounts receivable, principally trade      283.4           275.3
  Inventories:
   Raw materials                               56.8            75.0
   Work in process                             31.2            18.2
   Finished goods                              29.3            15.9
                                           --------        --------
      Total Inventories                       117.3           109.1
                                           --------        --------
  Income tax receivable                         2.2            64.6
  Prepaid expenses and other current assets    31.6            27.7
                                           --------        --------

      Total Current Assets                    455.9           521.1

Property, plant and equipment, net            373.3           365.2
Intangibles, net                              696.4           692.1
Net assets held for sale                       38.2            29.0
Other assets                                   49.4            42.5
                                           --------        --------
       Total Assets                        $1,613.2        $1,649.9
                                           ========        ========

See Notes to Consolidated Condensed Financial Statements.

BREED TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
IN MILLIONS, EXCEPT FOR SHARE DATA


                                            September 30,    June 30,
                                                1998           1998
                                            ------------    ----------
                                            (Unaudited)
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
  Notes payable and current portion of
   long-term debt (Note 3)                      $42.2         $46.9
  Accounts payable                              272.7         254.9
  Accrued expenses                              207.7         233.2
                                             --------      --------
      Total Current Liabilities                 522.6         535.0
                                             --------      --------

Long-term debt (Note 3)                         834.7         851.1
Other long-term liabilities                      25.7          25.6
                                             --------      --------
      Total Liabilities                       1,383.0       1,411.7
                                             --------      --------

Company obligated mandatorily redeemable
 convertible preferred securities               250.0         250.0
Stockholders' Deficit:
 Common stock, par value $0.01, authorized
  75,000,000  shares, issued and outstanding
  36,849,438 and 36,850,261 shares at
  September 30, 1998 and June 30, 1998,
  respectively                                    0.4           0.4
 Series A Preference Stock par value $0.01,
  authorized 5,000,000 shares, issued and
  outstanding 1 share at September 30, 1998
  and June 30, 1998                                --            --
  Additional paid-in capital                    197.6         197.6
  Warrants                                        1.9           1.9
  Retained deficit                            (212.5)       (184.0)
  Accumulated other comprehensive
   income (Notes 4 and 5)                       (7.0)        (27.4)
  Unearned compensation                         (0.2)         (0.3)
                                             --------      --------
   Total Stockholders' Deficit                 (19.8)        (11.8)
                                             --------      --------
      Total Liabilities and Stockholders'
       Deficit                               $1,613.2      $1,649.9
                                             ========      ========



See Notes to Consolidated Condensed Financial Statements.

BREED TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
IN MILLIONS, EXCEPT PER SHARE DATA



                                                Three Months Ended
                                                  September 30,
                                                ------------------
                                                 1998        1997
Net sales                                       $339.1      $195.2

Cost of sales                                    291.7       166.9
                                                ------      ------
Gross profit                                      47.4        28.3
                                                ------      ------
Operating expenses:
  Selling, general and administrative expenses    20.9        16.2
  Research, development and engineering expenses  23.7         8.9
  Amortization of intangibles                      5.8         2.0
                                                ------      ------
   Total operating expenses                       50.4        27.1
                                                ------      ------
      Operating income (loss)                    (3.0)         1.2
Interest expense                                  22.1         8.4
Other income (expense), net                        1.0       (0.4)
                                                ------      ------
      Earnings (loss) before income taxes, and
       distributions on Company obligated
       mandatorily redeemable convertible
       preferred securities                      (24.1)      (7.6)
Income taxes (benefit) (Note 6)                      --      (3.4)
Distributions on Company obligated mandatorily
 redeemable convertible preferred securities        4.4         --
                                                 ------     ------
      Net (loss)                                $(28.5)     $(4.2)
                                                 ======     ======
Earnings (loss) per share (Note 7):
      Basic earnings (loss)                     $(0.77)    $(0.13)
                                                ======      ======
      Diluted earnings (loss)                   $(0.77)    $(0.13)
                                                ======      ======
Shares used for computation:
      Basic                                     36.850      31.682
      Diluted                                   36.850      31.682


See Notes to Consolidated Condensed Financial Statements.

BREED TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
IN MILLIONS


                                                Three Months Ended September 30,
                                                  -------------------------
                                                    1998             1997
                                                  ---------        --------
Cash Flows from Operating Activities:
  Net (loss)                                        $(28.5)          $(4.2)
Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
  Depreciation and amortization                        18.6            12.7
  Changes in working capital items and other           33.6          (16.5)
                                                  ---------        --------
     Net cash provided by (used in)operating
      activities                                       23.7           (8.0)
                                                  ---------        --------

Cash Flows from Investing Activities:
  Capital expenditures                               (18.5)           (6.9)
  Proceeds from sale of assets                          0.1             0.4
                                                  ---------        --------
     Net cash used in investing activities           (18.4)           (6.5)
                                                  ---------        --------

Cash Flows from Financing Activities:
  Proceeds from (repayment of) debt, net             (21.1)            13.1
  Cash dividends paid                                    --           (2.2)
  Proceeds from common stock issued                      --             0.2
                                                  ---------        --------
      Net cash provided by (used in)financing
       activities                                    (21.1)            11.1
                                                  ---------        --------
Effect of exchange rate changes on cash               (7.2)           (3.2)
                                                  ---------        --------
Net decrease in cash and cash equivalents            (23.0)           (6.6)
Cash and cash equivalents at beginning of period       44.4            18.7
                                                  ---------        --------
Cash and cash equivalents at end of period            $21.4           $12.1
                                                  =========        ========



See Notes to Consolidated Condensed Financial Statements.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements of Breed Technologies, Inc. (the "Company" or "Breed") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending June 30, 1999. The consolidated financial statements include the accounts of Breed and all majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the year ended June 30, 1998.

POST RETIREMENT HEALTH CARE BENEFITS- The Company's accumulated post retirement benefit obligation of $3.5 million as of June 30, 1998 is unfunded.

NOTE 2 - REPOSITIONING AND IMPAIRMENT CHARGES

During the quarter ended December 31, 1997, the Company formulated a repositioning program which is intended to (i) enhance the Company's competitiveness and productivity, (ii) reduce costs and increase asset control and (iii) improve processes and systems (the "Repositioning Program"). The Company expects that the Repositioning Program will be substantially completed by March 31, 1999.

During the three months ended September 30, 1998, the repositioning and impairment accrual was reduced by $5.7 million as a result of cash charges. The following table sets forth the details and the cumulative activity relating to the repositioning and impairment charge as of September 30, 1998:

                                                                  Accrual
                              Accrual                            Balance at
                            Balance at      Cash     Non-Cash    September
IN MILLIONS                June 30, 1998 Reductions Reductions    30, 1998
-------------------------- ------------- ---------- ----------- ------------
Headcount reductions               $15.9       $3.2         $--        $12.7
Facility consolidations             18.9        2.5          --         16.4
-------------------------- ------------- ---------- ----------- ------------
     Total                         $34.8       $5.7         $--        $29.1
========================== ============= ========== =========== ============

NOTE 3 - LONG-TERM DEBT

A summary of long-term debt follows:

                                                        Three months ended,
                                                     -------------------------
                                                     September 30,    June 30,
                                                         1998           1998
                                                     ------------    -----------
Term Loan A, interest at 7.815% and 7.825% at
  September 30, 1998, and June 30, 1998, respectively,
  installments due 1999 through 2004                     $297.6         $309.2
Term Loan B, interest at 8.065% and 8.075% at
  September 30, 1998, and June 30, 1998, respectively,
  installments due 2004 through 2006                      190.4          197.8
Senior Subordinated Notes, interest at
  9.25%, due April 15, 2008                               330.0          330.0
Foreign short-term lines of credit, weighted average
  interest rate of 6.8%, installments due various          29.4           30.4
Mortgages and equipment financing loans                    29.5           30.6
                                                     ------------    -----------

Total debt                                                876.9          898.0
                                                     ------------    -----------
Less current maturities                                    42.2           40.9
                                                     ------------    -----------
Total long-term debt                                     $834.7         $851.1
                                                     ============    ===========

At September 30, 1998, the Company had an aggregate of $488.0 million of borrowings outstanding under the credit facility and had aggregate borrowing availability thereunder of $137.3 million. During the three months ended September 30, 1998, the Company decreased its outstanding indebtedness by $21.0 million. The decrease resulted from a $19.0 million voluntary prepayment toward outstanding term loan balances under the credit facility and the repayment of $2.0 million of borrowings outstanding under short-term lines of credit of the Company's foreign subsidiaries.

NOTE 4 -COMPREHENSIVE INCOME

Effective July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of this Statement requires that foreign currency translation adjustments be included in other comprehensive income, which prior to adoption were reported separately in stockholders' equity. There is no tax effect because the Company intends to reinvest earnings in foreign business operations. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

                                       Three months ended September 30,
                                         ---------------------------
                                            1998               1997
                                         ----------         ---------
Net (loss)                                 $(28.5)             $(4.2)
Foreign currency transistion adjustment       20.4              (3.2)
                                        ----------          ---------
Comprehensive income (loss)                 $(8.1)             $(7.4)
                                        ==========          =========

NOTE 5 - FOREIGN CURRENCY TRANSLATIONS

The Company translates foreign currencies into U.S. dollars using year-end exchange rates for foreign assets and liabilities and weighted average rates for foreign income and expenses. Translation gains and losses arising from the conversion of the foreign balance sheets and income statements into U.S. dollars are reflected as a separate component of comprehensive income and included in other comprehensive income in accumulated stockholders' deficit. With respect to operations in Mexico, the functional currency is the U.S. dollar, and any gains or losses from translations are included directly in income. During the three months ended September 30, 1998 major European currencies strengthened relative to the U.S. dollar. As a result, the conversion of foreign balance sheets into U.S. dollars improved the foreign currency translation adjustment reported for such three month period and increased the related assets and liabilities as measured in U.S. dollars. The change in the U.S. dollar during the quarter ended September 30, 1998 did not have a material impact on the result of operations.

NOTE 6 -INCOME TAXES

During the three months ended September 30, 1998, the Company recorded a domestic benefit of $0.5 million, which was fully offset by a $0.5 million foreign expense. No other tax benefit was recognized for either domestic or foreign purposes due to the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109). SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The need for a valuation allowance was addressed separately for domestic and foreign purposes. For domestic purposes, the Company is in a cumulative loss position and pursuant to SFAS No. 109, a valuation allowance was recorded by the Company to offset the portion of the domestic deferred tax asset which, upon reversal, could not be carried back against prior years taxable income. A valuation allowance has been recognized to reduce to zero, foreign deferred tax assets, primarily related to net operating loss carryforwards in Finland, Spain and the U.K. and restructuring charges in Italy. A portion of income taxes will be paid in some foreign jurisdictions because income earned could not be offset against net operating losses.

NOTE 7 - EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of the numerator and denominator of the basic and diluted earnings (loss) per share calculations:

                                                   Three Months Ended
                                                      September 30,
                                             ------------------------------
                                                 1998               1997
                                       (AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)
BASIC EARNINGS PER SHARE

Net (loss) applicable to common stock           $(28.5)             $(4.2)
Weighted average common shares outstanding        36.850             31.682
                                            -----------        -----------
Basic earnings (loss) per share                 $(0.77)            $(0.13)
                                            ===========        ===========

DILUTED EARNINGS PER SHARE
Net (loss) applicable to common stock           $(28.5)             $(4.2)

Share computation:
  Weighted average common shares outstanding     36.850             31.682
  Effect of diluted securities:
    Assumed exercise of stock options and warrants    *                  *
    Series A Preference Stock                         *                 --
    Company obligated mandatorily redeemable
      convertible preferred securities                *                 --
                                                -----------        -----------
  Weighted average common shares outstanding
    as adjusted                                  36.850             31.682
                                                -----------        -----------
Diluted earnings (loss) per share               $(0.77)            $(0.13)
                                                ===========        ===========

  * ITEMS NOT ASSUMED IN THE COMPUTATION BECAUSE THEIR EFFECT IS ANTI-DILUTIVE

Each Company Obligated Mandatory Redeemable Convertible Preferred Security is convertible, at the option of the holder, into shares of the Company's common stock, at a conversion rate of 2.1973 shares of common stock for each Preferred Security, subject to adjustment in certain circumstances.

Options to purchase 2,423,345 shares of common stock at prices between $6.875 and $32.25 per share were outstanding as of September 30, 1998 but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.

As part of the acquisition of VTI in June 1995, the Company issued to certain of the former stockholders of VTI warrants to purchase up to 100,000 shares of common stock between July 1, 1998 and June 30, 2000, at an exercise price of $25.75 per share. The 100,000 warrants have not been included in the computation of diluted earnings per share for the three months ended September 30, 1998 because the effect would be anti-dilutive.

In connection with the bridge loan credit facility entered into in connection with the acquisition of the safety restraints systems business ("SRS") of AlliedSignal, the Company issued to NationsBank, N.A., a warrant to purchase 250,000 shares of common stock of the Company at an exercise price of $23.125 per share. The 250,000 shares have not been included in the computation of diluted earnings per share for the three months ended September 30, 1998 because the effect would be anti-dilutive.

NOTE 8 - BSRS JOINT VENTURE

The Company and Siemens Aktiengesallschaft ("Siemens") completed formation of a joint venture, known as BSRS Restraint Systems International G.m.b.H. & Co. KG ("BSRS"), in June 1998. Pursuant to the joint venture agreement between the Company and Siemens, on July 1, 1998, the Company transferred various assets relating to the development, research and testing of integrated occupant protection systems having an aggregate value of $5.6 million to BSRS and Siemens contributed its shares in PARS Ruckhaltesysteme G.m.b.H., which operates crash test facilities and develops occupant safety systems.

NOTE 9 - FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-GUARANTOR SUBSIDIARIES

The Company conducts a significant portion of its business through subsidiaries. On April 28, 1998, the Company issued and sold an aggregate of $330 million of 9.25% Senior Subordinated Notes ("the Notes"). The Notes of the Company are guaranteed, jointly and severally on a senior subordinated basis, by the domestic subsidiaries of the Company (the "Subsidiary Guarantors") other than BTI Capital Trust and certain domestic subsidiaries owned by a foreign subsidiary of the Company (the "Non-Guarantor Subsidiaries"). The Notes are effectively subordinated in right of payment to all indebtedness and other liabilities (including trade payables) of the Non-Guarantor Subsidiaries.

Presented below are the condensed consolidating balance sheets as of September 30, 1998 and June 30, 1998, the condensed consolidating statement of operations for the three months ended September 30, 1998 and 1997 and the condensed consolidating statement of cash flows for the three months ended September 30, 1998 and 1997, for the Subsidiary Guarantors, the Non-Guarantor Subsidiaries, Parent only and the Company consolidated.

                    BREED TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATING BALANCE SHEET
                               SEPTEMBER 30, 1998
                                   (Unaudited)
                                   IN MILLIONS


                                      NON-
                                       SUBSIDIARY    GUARANTOR      PARENT
                                       GUARANTORS    SUBSIDIARIES    ONLY      ELIMINATIONS   CONSOLIDATED
                                       ----------    ----------     -------    ------------   -----------
ASSETS
Cash and cash equivalents                  $(7.0)         $17.5       $10.9             $--         $21.4
Accounts receivable, principally trade      130.9         149.2         3.3                         283.4
Inventories                                  56.3          61.0          --              --         117.3
Other current assets                        679.6          93.8         8.7         (748.3)          33.8
                                       ----------    ----------     -------    ------------   -----------
      Total current assets                  859.8         321.5        22.9         (748.3)         455.9
Property, plant and equipment, net          173.9         163.9        35.5                         373.3
Intangibles, net                            518.6         171.0         6.8                         696.4
Net assets held for sale                       --          38.2          --                          38.2
Other assets                                 35.1           5.6     1,034.5       (1,025.8)          49.4
      Total assets                       $1,587.4        $700.2     $1,099.7     $(1,774.1)      $1,613.2
                                       ==========    ==========     =======    ============   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)
Current liabilities:
  Notes payable and current portion of
   long term debt                             $--         $34.0        $8.2             $--         $42.2
  Accounts payable                           87.2         179.0         6.5                         272.7
  Accrued expenses                          431.4         168.3       331.4         (723.4)         207.7
                                       ----------    ----------     -------    ------------   -----------
      Total current liabilities             518.6         381.3       346.1         (723.4)         522.6
Long-term debt                                 --          24.9       809.8              --         834.7
Other long-term liabilities                  13.9          13.6       (1.8)              --          25.7
                                       ----------    ----------     -------    ------------   -----------
      Total liabilities                     532.5         419.8     1,154.1         (723.4)       1,383.0
Company obligated mandatorily redeemable
 convertible preferred securities                            --       250.0              --         250.0
Stockholders' equity (deficit)            1,054.9         280.4     (304.4)       (1,050.7)        (19.8)
                                       ----------    ----------     -------    ------------   -----------
      Total liabilities and
       stockholders' equity (deficit)    $1,587.4        $700.2     $1,099.7     $(1,774.1)      $1,613.2
                                       ==========    ==========     =======    ============   ===========



                    BREED TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATING BALANCE SHEET
                                  JUNE 30, 1998
                                   (Unaudited)
                                   IN MILLIONS


                                      NON-
                                       SUBSIDIARY    GUARANTOR      PARENT
                                       GUARANTORS    SUBSIDIARIES    ONLY      ELIMINATIONS   CONSOLIDATED
                                       ----------    ----------     -------    ------------   -----------
ASSETS
Cash and cash equivalents                 $(22.9)         $19.0       $48.3             $--         $44.4
Accounts receivable, principally trade      138.8         135.9         0.6              --         275.3
Inventories                                  57.3          51.8          --              --         109.1
Other current assets                        527.5          72.1        67.4         (574.7)          92.3
                                       ----------    ----------     -------    ------------   -----------
      Total current assets                  700.7         278.8       116.3         (574.7)         521.1
Property, plant and equipment, net          203.1         129.5        32.6              --         365.2
Intangibles, net                            431.1         257.8         3.2              --         692.1
Net assets held for sale                       --          29.0          --              --          29.0
Other assets                                 25.0          44.4     1,015.4       (1,042.3)          42.5
      Total assets                       $1,359.9        $739.5     $1,167.5     $(1,617.0)      $1,649.9
                                       ==========    ==========     =======    ============   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)
Current liabilities:
  Notes payable and current portion of
   long term debt                             $--         $35.2       $11.7             $--         $46.9
  Accounts payable                           84.9         158.9        11.1              --         254.9
  Accrued expenses                          229.0         235.4       346.6         (577.8)         233.2
                                       ----------    ----------     -------    ------------   -----------
      Total current liabilities             313.9         429.5       369.4         (577.8)         535.0
Long-term debt                                 --          25.8       825.3                         851.1
Other long-term liabilities                  10.5          16.1       (1.0)              --          25.6
                                       ----------    ----------     -------    ------------   -----------
      Total liabilities                     324.4         471.4     1,193.7         (577.8)       1,411.7
Company obligated mandatorily redeemable
 convertible preferred securities              --            --       250.0              --         250.0
Stockholders' equity (deficit)            1,035.5         268.1     (276.2)       (1,039.2)        (11.8)
                                       ----------    ----------     -------    ------------   -----------
      Total liabilities and
       stockholders' equity (deficit)    $1,359.9        $739.5     $1,167.5     $(1,617.0)      $1,649.9
                                       ==========    ==========     =======    ============   ===========


                    BREED TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATION
                      THREE MONTHS ENDED SEPTEMBER 30, 1998
                                   (Unaudited)
                                   IN MILLIONS


                                    NON-
                                      SUBSIDIARY    GUARANTOR     PARENT
                                      GUARANTORS   SUBSIDIARIES    ONLY      ELIMINATIONS   CONSOLIDATED
                                      ----------   -----------    -------    -----------    ----------
Net Sales                                 $185.2        $187.7        $--        $(33.8)        $339.1
Cost of sales                              160.2         162.7        2.6         (33.8)         291.7
                                      ----------   -----------               -----------    ----------
   Gross profit                             25.0          25.0      (2.6)             --          47.4
                                      ----------   -----------    -------    -----------    ----------
Selling, general and administrative
 expenses                                    5.8           8.3        6.8                         20.9
Research, development, and engineering
 expenses                                   15.4           7.1        1.2                         23.7
Amortization of intangibles                  4.9           0.8        0.1                          5.8
                                      ----------   -----------    -------    -----------    ----------
   Operating income (loss)                 (1.1)           8.8     (10.7)             --         (3.0)
Interest expense                              --           2.9       19.2                         22.1
Other income (expense), net                  1.2           0.5      (0.7)                          1.0
                                      ----------   -----------    -------    -----------    ----------
  Earnings (loss) before income taxes,
   and distributions on Company obligated
   mandatorily redeemable convertible
   preferred securities                      0.1           6.4     (30.6)             --        (24.1)
Income taxes (benefit)                        --           0.5      (0.5)                           --
Distributions on Company obligated
 mandatorily redeemable convertible
 preferred securities                         --            --        4.4                          4.4
                                      ----------   -----------               -----------    ----------
   Net earnings (loss)                      $0.1          $5.9    $(34.5)            $--       $(28.5)
                                      ==========   ===========    =======    ===========    ==========


                    BREED TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATION
                      THREE MONTHS ENDED SEPTEMBER 30, 1997
                                   (Unaudited)
                                   IN MILLIONS


                                      NON-
                                      SUBSIDIARY    GUARANTOR     PARENT
                                      GUARANTORS   SUBSIDIARIES    ONLY      ELIMINATIONS   CONSOLIDATED
                                      ----------   -----------    -------    -----------    ----------
Net Sales                                  $96.3        $118.5        $--        $(19.6)        $195.2
Cost of sales                               78.4         104.8        3.3         (19.6)         166.9
                                      ----------   -----------               -----------    ----------
   Gross profit                             17.9          13.7      (3.3)             --          28.3
                                      ----------   -----------    -------    -----------    ----------
Selling, general and administrative
 expenses                                    1.7           8.0        6.5                         16.2
Research, development, and engineering
 expenses                                    1.2           1.5        6.2                          8.9
Amortization of intangibles                  0.8           1.0        0.2                          2.0
                                      ----------   -----------    -------    -----------    ----------
   Operating income (loss)                  14.2           3.2     (16.2)             --           1.2
Interest expense                              --           1.7        6.7                          8.4
Other income (expense), net                  3.2         (1.6)      (2.0)                        (0.4)
                                      ----------   -----------    -------    -----------    ----------
  Earnings (loss) before income taxes,
   and distributions on Company obligated
   mandatorily redeemable convertible
   preferred securities                     17.4         (0.1)     (24.9)             --         (7.6)
Income taxes (benefit)                       6.6           0.2     (10.2)                        (3.4)
Distributions on Company obligated
 mandatorily redeemable convertible
 preferred securities                         --            --         --                           --
                                      ----------   -----------               -----------    ----------
   Net earnings (loss)                     $10.8        $(0.3)    $(14.7)            $--        $(4.2)
                                      ==========   ===========    =======    ===========    ==========


                    BREED TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
                      THREE MONTHS ENDED SEPTEMBER 30, 1998
                                   (Unaudited)
                                   IN MILLIONS


                                      NON-
                                      SUBSIDIARY    GUARANTOR     PARENT
                                      GUARANTORS   SUBSIDIARIES    ONLY      ELIMINATIONS   CONSOLIDATED
                                      ----------   -----------    -------    -----------    ----------
Cash flows from operating activities:
  Net earnings(loss)                        $0.1          $5.9    $(34.5)            $--       $(28.5)
Adjustments to reconcile net earnings
 (loss) to net cash provided by (used in)
 operating activities:
  Depreciation and amortization             10.9           7.3        0.4                         18.6
  Changes in working capital items
   and other                                11.5           0.7       21.4                         33.6
                                      ----------   -----------    -------    -----------    ----------
  Net cash provided by (used in)
   operating activities                     22.5          13.9     (12.7)             --          23.7
                                      ----------   -----------    -------    -----------    ----------
Cash flows from investing activities:
  Capital expenditures                     (6.6)         (6.2)      (5.7)                       (18.5)
  Proceeds from sale of assets                --           0.1         --             --           0.1
                                      ----------   -----------    -------    -----------    ----------
  Net cash (used in) investing activities  (6.6)         (6.1)      (5.7)                       (18.4)
                                      ----------   -----------    -------    -----------    ----------
Cash flows from financing activities:
  Proceeds from (repayment of) debt, net      --         (2.1)     (19.0)                       (21.1)
                                      ----------   -----------    -------    -----------    ----------
   Net cash (used in) financing activities    --         (2.1)     (19.0)                       (21.1)
                                      ----------   -----------    -------    -----------    ----------
Effect of exchange rate changes on cash       --         (7.2)         --             --         (7.2)
                                      ----------   -----------    -------    -----------    ----------
Increase (decrease) in cash and
 cash equivalents                           15.9         (1.5)     (37.4)             --        (23.0)
Cash and cash equivalents at beginning
 of period                                (22.9)          19.0       48.3             --          44.4
                                      ----------   -----------    -------    -----------    ----------
Cash and cash equivalents at end
 of period                                $(7.0)         $17.5      $10.9            $--         $21.4
                                      ==========   ===========    =======    ===========    ==========


                    BREED TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
                      THREE MONTHS ENDED SEPTEMBER 30, 1997
                                   (Unaudited)
                                   IN MILLIONS


                                      NON-
                                      SUBSIDIARY    GUARANTOR     PARENT
                                      GUARANTORS   SUBSIDIARIES    ONLY      ELIMINATIONS   CONSOLIDATED
                                      ----------   -----------    -------    -----------    ----------
Cash flows from operating activities:
  Net earnings(loss)                       $10.8        $(0.3)    $(14.7)            $--        $(4.2)
Adjustments to reconcile net earnings
 (loss) to net cash provided by (used in)
 operating activities:
  Depreciation and amortization              6.0           5.1        1.6                         12.7
  Changes in working capital items
   and other                               (9.7)         (7.2)        0.4                       (16.5)
                                      ----------   -----------    -------    -----------    ----------
  Net cash provided by (used in)
   operating activities                      7.1         (2.4)     (12.7)                        (8.0)
                                      ----------   -----------    -------    -----------    ----------
Cash flows from investing activities:
  Capital expenditures                     (3.5)         (2.3)      (1.1)                        (6.9)
  Proceeds from sale of assets               0.4            --         --                          0.4
                                      ----------   -----------    -------    -----------    ----------
  Net cash (used in) investing activities  (3.1)         (2.3)      (1.1)                        (6.5)
                                      ----------   -----------    -------    -----------    ----------
Cash flows from financing activities:
  Proceeds from (repayment of) debt, net      --           1.7       11.4                         13.1
                                      ----------   -----------    -------    -----------    ----------
  Net change in equity                        --            --      (2.0)                        (2.0)
                                      ----------   -----------    -------    -----------    ----------
   Net cash provided by financing activities  --           1.7        9.4                         11.1
                                      ----------   -----------    -------    -----------    ----------
Effect of exchange rate changes on cash       --         (3.2)         --             --         (3.2)
                                      ----------   -----------    -------    -----------    ----------
Increase (decrease) in cash and
 cash equivalents                            4.0         (6.2)      (4.4)             --         (6.6)
Cash and cash equivalents at beginning
 of period                                    --          20.0      (1.3)             --          18.7
                                      ----------   -----------    -------    -----------    ----------
Cash and cash equivalents at end
 of period                                  $4.0         $13.8     $(5.7)            $--         $12.1
                                      ==========   ===========    =======    ===========    ==========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

IMPLEMENTATION OF REPOSITIONING PROGRAM

The Company began implementing the Repositioning Program during the quarter ended December 31, 1997. As of September 30, 1998, the Company had reduced its global work force by approximately 1,827 employees (compared to a net reduction of 2,700 employees at June 30, 1998) and closed and/or sold 24 manufacturing facilities. The increase in the Company's global workforce was necessary primarily to support the restart of production under the Company's General Motors programs following conclusion of the General Motors strike as well as the unusually high number of product launches commenced during the three months ended September 30, 1998. During the three months ended September 30, 1998, the Company incurred disruption costs of approximately $2.8 million associated with closing and relocating manufacturing facilities in connection with the Repositioning Program. These costs were included in cost of sales.

As of September 30, 1998, actions taken by the Company in connection with the Repositioning Program have resulted in approximately $67.2 million in annual cost savings to the Company (compared to $70 million in annual cost savings at June 30, 1998). During the three months ended September 30, 1998, previously realized cost savings were offset by higher labor costs relating to the global work force additions discussed above. Moreover, the benefit of cost savings realized to date was significantly offset by costs associated with an unusually high number of product launches. In addition, the Company believes that the benefit of anticipated cost savings during fiscal 1999 attributable to the Repositioning Program will be offset in part due to the deteriorating business conditions at USS and Custom Trim.

FIRST QUARTER PRODUCT LAUNCHES

The Company's results of operations for the three months ended September 30, 1998 were adversely impacted by a number of factors including higher costs associated with an unusually high number of product launches during such period. During the three months ended September 30, 1998, the Company launched 44 products compared to10 products launched during the three months ended September 30, 1997 and an average of 15 products launched during the second, third and fourth quarters of fiscal 1998, (which includes product launches attributable to SRS, which was acquired on October 30, 1998). A "launch" means the start of production of a product and the related activities including, among other things, manufacturing, engineering, quality, sales and administrative support necessary to bring a product into production. A "launch" continues until such time as the Company is able to meet the customer's quality and volume requirements for the product on a consistent basis with normal production resources and is typically a resource intensive and complex process.

As a result of the higher than normal number of launches commenced during the three months ended September 30, 1998, the Company was required to allocate resources to such launches that would have otherwise been directed towards implementing the Repositioning Program. For example, the Company could not implement scheduled personnel reductions pursuant to the Repositioning Program and, in some instances, additional personnel were hired to support these launches. Management believes that these launches together with new launches anticipated during the three months ending December 31, 1998 may continue to adversely impact the Company's results of operations for such period and/or its ability to realize and benefit from anticipated cost savings under the Repositioning Program during such period.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

Net sales increased 74% to $339.1 million for the three months ended September 30, 1998 from $195.2 million for the three months ended September 30, 1997. The increase in net sales was due to the acquisition of SRS on October 30, 1997, which accounted for approximately $175.6 million of increased net sales for the three months ended September 30, 1998. That increase in net sales was offset significantly by reduced sales volume due to the General Motors strike, the usual shutdown of the European automotive business during August 1998, a reduction in net sales attributable to USS and Custom Trim due to previously announced deteriorating business conditions, and a decrease in sales of EMS sensors. The strike at General Motors, which began in June 1998 and ended July 1998, reduced net sales by $13.7 million ($5.9 million of which was attributable to BREED and $7.8 million of which was attributable to SRS) while deteriorating business conditions at USS and Custom Trim reduced net sales by approximately $10.1 million. The Company expects that net sales attributable to USS and Custom Trim will continue to decline significantly during the balance of fiscal 1999 due to the loss of business (and the failure to replace such business on a timely basis with new business) and industry-wide pricing pressures. The usual shutdown of the European automotive business had a disproportionate impact on net sales during the three months ended September 30, 1998 because of the higher volume of business in Europe during such period due to the acquisition of SRS on October 30, 1998.

EMS sensors sales decreased 42% to $16.6 million for the three months ended September 30, 1998 from $28.6 million for the three months ended September 30, 1997. This decrease was primarily due to lower demand as major customers continued to shift from EMS sensors to electronic sensors that are sourced internally. The Company believes that sales of EMS sensors will continue to decline in the foreseeable future.

Cost of sales increased 75% to $291.7 million for the three months ended September 30, 1998 from $166.9 million for the three months ended September 30, 1997. The increase reflects the additional production costs of $155.5 million for the three months ended September 30, 1998, resulting from the acquisition of SRS in fiscal 1998. This increase in production costs was offset by lower cost of sales associated with the loss of sales volume as discussed above and a reduction in production costs caused by the closing of manufacturing facilities and labor savings associated with the Repositioning Program. In addition, the Company incurred approximately $2.8 million during the three months ended September 30, 1998 related to disruption costs associated with the closing of manufacturing facilities in connection with the Repositioning Program.

Gross profit increased 68% to $47.4 million for the three months ended September 30, 1998 from $28.3 million for the three months ended September 30, 1997. Gross profit as a percentage of net sales was 14% for the three months ended September 30, 1998 compared to 15% for the three months ended September 30, 1997. The decrease in gross margin was primarily attributable to (i) a shift in product mix from high margin EMS sensors to lower margin products, primarily steering wheels, plastics and seatbelts, acquired in recent acquisitions, (ii) the General Motors strike and (iii) disruption costs incurred during the three months ended September 30, 1998. Excluding disruption costs, gross margin would have been 15% for three months ended September 30, 1998.

Selling, general and administrative expenses increased 29% to $20.9 million for the three months ended September 30, 1998 from $16.2 million for the three months ended September 30, 1997. The increase was primarily attributable to costs of $3.7 million associated with SRS, which was acquired on October 30, 1997.

Research, development and engineering expenses increased 166% to $23.7 million for the three months ended September 30, 1998 from $8.9 million for the three months ended September 30, 1997. This increase reflects increased costs aggregating $16.0 million associated with the ongoing activities of SRS, which was acquired in October 1997, and HS Technik and Design, which was acquired in May 1998, an increase in spending for new product development and additional application engineering costs associated with new product launches. This increase was offset by cost savings relating to reduced headcount and related expenses as a result of the Company's Repositioning Program.

Amortization of intangibles increased by $3.8 million during the three months ended September 30, 1998. The increase in amortization expense was primarily the result of the goodwill and other intangibles associated with the acquisition of SRS.

Operating income (loss) for the three months ended September 30, 1998 was $(3.0) million compared to $1.2 million for the three months ended September 30, 1997. Operating income (loss) as a percentage of net sales was (1)% for the three months ended September 30, 1998 compared to 1% for the three months ended September 30, 1997. The decrease in operating income was primarily due to the shift in product mix, the General Motors strike and disruption costs discussed above. Exclusive of the effects of the General Motors strike and disruption costs, operating income would have been $7.6 million or 2% of net sales for the three months ended September 30, 1998.

Interest expense for the three months ended September 30, 1998 increased 163% to $22.1 million for the three months ended September 30, 1997. The increase in interest expense was primarily due to the increase in average borrowings outstanding as a result of the acquisition of SRS in fiscal 1998. This increase was offset partially by interest savings resulting from voluntary debt reductions.

During the three months ended September 30, 1998 the Company recorded a domestic benefit of $0.5 million which was fully offset by a $0.5 million foreign expense. No other tax benefit was recognized for either domestic or foreign purposes due to the provisions of SFAS No. 109. SFAS No. 109 states that a valuation allowance is recognized if, it is more likely than not, some portion or all of the deferred tax asset will not be realized. For both domestic and foreign jurisdictions, a valuation allowance for the deferred income tax benefit related to the current loss incurred has been recorded.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary cash requirements are for working capital, servicing the Company's indebtedness, capital expenditures and acquisitions. The Company believes that cash generated from operations together with borrowings available under its credit facility will be sufficient to meet the Company's working capital, debt service and capital expenditure needs as well as required investments in BSRS for the foreseeable future. However, if unexpected cash needs arise, there can be no assurance that cash generated from operations together with borrowings available under the Company's credit facility will be sufficient to meet such needs, in which case the Company will be required to obtain financing from other sources. There can be no assurance that such financing will be available or, if available, that it will be on terms satisfactory to the Company. The Company's ability to invest in BSRS is limited under the Company's credit facility and the Notes.

Cash flow from operating activities for the three months ended September 30, 1998 was a surplus of $23.7 million compared with a deficit of $8.0 million for the three months ended September 30, 1997. The increase in cash flow from operations was primarily the receipt of an income tax refund of $62.6 million on September 25, 1998, less the increase in the net loss of $24.3 million.

Capital expenditures aggregated $18.5 million for the three months ended September 30, 1998. Investments continue to be made to support productivity improvements, cost reduction programs, finance new program launches, capital needs to improve manufacturing efficiency and added capability for existing and new products and reconfigurations of manufacturing facilities relating to the Repositioning Program. The Company estimates that capital expenditures will aggregate approximately $56.5 million during the remainder of fiscal 1999.

On April 28, 1998, the Company entered into a new $675.0 million credit facility. At September 30, 1998, the Company had an aggregate of $488.0 million of borrowings outstanding under the credit facility, which bore interest at a weighted average rate of 8.8% per annum at such date, and had aggregate borrowing availability thereunder of $137.3 million. During the three months ended September 30, 1998, the Company decreased its outstanding indebtedness by $21.0 million. The decrease resulted from a $19.0 million voluntary prepayment toward outstanding term loan balances under the credit facility and the repayment of $2.0 million of borrowings outstanding under short-term lines of credit of the Company's foreign subsidiaries. The debt reduction resulting from the prepayment substantially satisfies the mandatory prepayment of amortization through June 1999 and June 2004 for Term Loans A and B, respectively, under the credit facility.

FORWARD LOOKING STATEMENTS

Statements herein regarding estimated cost savings and the Company's anticipated performance in future periods constitute forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. Such statements are subject to certain risks and uncertainties that could cause actual amounts to differ materially from those projected. With respect to estimated cost savings, management has made assumptions regarding, among other things, the timing of plant closures, the amount and timing of expected short-term operating losses and reductions in fixed labor costs. The realization of cost savings is subject to certain risks, including, among other things, the risks that expected operating losses have been underestimated, expected cost reductions have been overestimated, unexpected costs and expenses will be incurred and anticipated operating efficiencies will not be achieved. Further, statements herein regarding the Company's performance in future periods are subject to risks relating to, among other things, possible higher costs associated with product launches, difficulties in integrating acquired businesses, deterioration of relationships with material customers, possible significant product liability claims, decreases in demand for the Company's products and adverse changes in general market and industry conditions. Management believes these forward-looking statements are reasonable; however, undue reliance should not be placed on such forward-looking statements, which are based on current expectations.

                           PART II - OTHER INFORMATION

ITEM 3.  LEGAL PROCEEDINGS

On October 22, 1998, AlliedSignal, Inc. tendered the defense of an action entitled Garcia, et. al. v. General Motors Corporation and AlliedSignal, Inc., Cause No. 98-093642-E in the Cameron County, Texas, District Court, under the indemnification provisions of the Asset Purchase Agreement ("APA") between the Company and AlliedSignal pursuant to which the Company purchased SRS. The suit seeks class action status and alleges that a seat belt buckle previously manufactured by AlliedSignal and now manufactured by the Company is defective in design. The Company has notified AlliedSignal (i) that a portion of the liability was excluded under the APA and is AlliedSignal's responsibility, (ii) the remedy sought is a shared liability under the APA, (iii) the claims in the complaint, if proven, constitute a breach of a representation by AlliedSignal under the APA and thus any related liability would be AlliedSignal's liability. The Company has agreed to defend the matter under a reservation of rights against AlliedSignal. AlliedSignal had denied liability under the APA but has acknowledged the Company's reservation of rights. The Company is investigating the allegations and does not yet have sufficient information upon which to form a belief as to the outcome of such litigation or likelihood or extent of any loss.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits

None

    (b)  Reports on Form 8-K -

The following reports have been filed on Form 8-K with the Securities and Exchange Commission during the first quarter of fiscal 1999: (a) the Company's Current Report on Form 8-K filed on August 31, 1998 announcing a delay in the release of the Company's earnings for the quarter and year ended June 30, 1998,
(b) the Company's Current Report of Form 8-K on September 4, 1998 announcing certain information regarding previously recorded repositioning and other special charges and other business developments, (c) the Company's Current Report on Form 8-K on September 18, 1998 announcing the resolution of certain outstanding items with the Securities and Exchange Commission, (d) the Company's Current Report of Form 8-K on September 21, 1998 announcing the Company will restate its financial statements for the second quarter ended December 31, 1997 and the third quarter ended March 31, 1998 to take into account changes in the repositioning and other special charges.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            Breed Technologies, Inc.
                                  (REGISTRANT)



November 16, 1998

                             By: /s/ Frank J. Gnisci
                                 Frank J. Gnisci
                          Executive Vice President and
                             Chief Financial Officer