Form 10-Q
period 1998-12-31
BREED TECHNOLOGIES INC
filed 1999-02-16
CIK 891531

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

                For the quarterly period ended: December 31, 1998
                                       or

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

         As of February 15, 1999, 36,849,160 shares of the registrant's common stock, par value $.01 per share, were outstanding.


--------------------------------------------------------------------------------
 -------------------------------------------------------------------------------

                                      INDEX


PART I.           FINANCIAL INFORMATION                                 PAGE


ITEM 1.  FINANCIAL STATEMENTS

           Consolidated Condensed Balance Sheets - December 31, 1998
               (Unaudited)and June 30, 1998 ...........................   1

           Consolidated Condensed Statements of Operations (Unaudited)
               Three and six months ended December 31, 1998 and 1997...   3

           Consolidated Condensed Statements of Cash Flows (Unaudited)
               Six months ended December 31, 1998 and 1997.............   4

           Notes to Consolidated Condensed Financial Statements
               (Unaudited) ............................................   5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS .......................  19



PART II.  OTHER INFORMATION


ITEM 4. Submission of Matters to a Vote of Security Holders............  29

ITEM 6. Exhibits and Reports on Form 8-K ..............................  29

SIGNATURES ............................................................  30

                         PART I - FINANCIAL INFORMATION


ITEM 1.           FINANCIAL STATEMENTS


BREED TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
IN MILLIONS, EXCEPT FOR SHARE DATA

                                                 December 31,         June 30,
                                                    1998               1998
                                              -----------------   --------------
                                             (Unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents                    $     33.0          $      44.4
   Accounts receivable, principally trade            284.8                275.3
   Inventories:
     Raw materials                                    64.1                 75.0
     Work in process                                  26.3                 18.2
     Finished goods                                   26.9                 15.9
                                                ------------        ------------
         Total Inventories                           117.3                109.1
                                                ------------        ------------
   Income tax receivable                               3.3                 64.6
   Prepaid expenses and other current assets          35.3                 27.7
                                                ------------        ------------

         Total Current Assets                        473.7                521.1

Property, plant and equipment, net                   369.6                365.2
Intangibles, net                                     687.0                692.1
Net assets held for sale                              60.1                 29.0
Other assets                                          48.9                 42.5
                                                ------------        ------------
          Total Assets                           $ 1,639.3          $   1,649.9
                                                ============        ============

See Notes to Consolidated Condensed Financial Statements.

BREED TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
IN MILLIONS, EXCEPT FOR SHARE DATA

                                                            December 31,            June 30,
                                                                1998                  1998
                                                          -----------------      ---------------
                                                           (Unaudited)
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
   Notes payable and current portion of long-term
    debt (Note 3)                                               $  555.0             $    46.9
   Accounts payable                                                297.2                 254.9
   Accrued expenses                                                221.5                 233.2
                                                              ------------         ------------
         Total Current Liabilities                               1,073.7                 535.0

Long-term debt (Note 3)                                            352.2                 851.1
Other long-term liabilities                                         25.0                  25.6
                                                              ------------          ------------
         Total Liabilities                                       1,450.9               1,411.7
                                                              ------------          ------------

Company obligated mandatorily redeemable convertible
   preferred securities                                            250.0                 250.0

Stockholders' Deficit:
   Common stock, par value $0.01, authorized 75,000,000 shares, issued and outstanding 36,848,993 and 36,850,261 shares at
     December 31, 1998 and June 30, 1998, respectively               0.4                   0.4
   Series A Preference Stock par value $0.01, authorized
     5,000,000shares, issued and outstanding 1 share at
     December 31, 1998 and June 30, 1998                              --                    --
   Additional paid-in capital                                      197.6                 197.6
   Warrants                                                          1.9                   1.9
   Retained deficit                                               (246.9)               (184.0)
   Accumulated other comprehensive loss (Notes 4 and 5)            (14.5)                (27.4)
   Unearned compensation                                            (0.1)                 (0.3)
                                                               ------------          ------------
     Total Stockholders' Deficit                                   (61.6)                (11.8)
                                                               ------------          ------------
         Total Liabilities and Stockholders' Deficit           $ 1,639.3             $ 1,649.9
                                                               ============          ============


See Notes to Consolidated Condensed Financial Statements.

BREED TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
IN MILLIONS, EXCEPT PER SHARE DATA


                                                               Three Months Ended           Six Months Ended
                                                                  December 31,                December 31,
                                                             -----------------------    ------------------------
                                                                1998         1997          1998         1997

Net sales                                                   $   396.2    $   340.7     $   735.2     $   535.9
Cost of sales                                                   349.1        312.5         640.8         479.4
                                                            ----------   ----------    ----------   -----------
Gross profit                                                     47.1         28.2          94.4          56.5
                                                           ----------   ----------    ----------   -----------
Operating expenses:
   Selling, general and administrative expenses                  23.3         21.3          44.2          37.5
   Research, development and engineering expenses                25.7         18.6          49.4          27.5
   Repositioning and impairment charges                                      259.5                       259.5
   In-process research and development expenses                               77.5                        77.5
   Amortization of intangibles                                    6.0          3.9          11.8           5.9
                                                           ----------   ----------    ----------   -----------
     Total operating expenses                                    55.0        380.8         105.4         407.9
                                                           ----------   ----------    ----------   -----------
         Operating loss                                          (7.9)      (352.6)        (11.0)       (351.4)
Interest expense                                                 20.6         27.1          42.7          35.4
Other income (expense), net                                       0.4          0.4           1.3          (0.1)
                                                           ----------   ----------    ----------   -----------
    Loss before income taxes, and distributions
       on Company obligated mandatorily redeemable
       convertible preferred securities                         (28.1)      (379.3)        (52.4)       (386.9)
Income taxes (benefit) (Note 6)                                   1.8        (46.5)          1.8         (49.9)
Distributions on Company obligated mandatorily
    redeemable convertible preferred securities                   4.5          1.4           8.7           1.4
                                                           ----------   ----------    ----------   -----------
Loss before extraordinary item                                  (34.4)      (334.2)        (62.9)       (338.4)
Extraordinary loss net of tax benefit of $1.4 million              --          0.7            --           0.7
                                                           ----------   ----------    ----------   -----------
         Net loss                                          $    (34.4)   $  (334.9)   $    (62.9)    $  (339.1)
                                                           ==========    ==========   ==========    ===========

Loss per share (Note 7):
Basic loss per share
     Loss before extraordinary item                        $    (0.93)   $  (10.54)   $    (1.71)    $  (10.68)
     Extraordinary item                                            --        (0.02)           --         (0.02)
                                                            ----------    ----------   ----------    -----------
               Net loss                                    $    (0.93)   $  (10.56)   $    (1.71)    $  (10.70)
                                                            ==========    ==========   ==========    ===========
Diluted loss per share
     Loss before extraordinary item                        $    (0.93)   $  (10.54)   $    (1.71)    $  (10.68)
     Extraordinary item                                            --        (0.02)           --         (0.02)
                                                            ----------    ----------   ----------    -----------
               Net loss                                    $    (0.93)   $  (10.56)   $    (1.71)    $  (10.70)
                                                            ==========    ==========   ==========   ===========
Shares used for computation:
     Basic                                                      36.849       31.705        36.849        31.694
     Diluted                                                    36.849       31.705        36.849        31.694

See Notes to Consolidated Condensed Financial Statements.

BREED TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
IN MILLIONS

                                                                           Six Months Ended December 31,
                                                                        -----------------------------------
                                                                            1998                   1997
                                                                        ------------           ------------
Cash Flows from Operating Activities:
   Net loss                                                             $    (62.9)            $    (339.1)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
   Depreciation and amortization                                              37.4                    26.6
   Changes in working capital items and other                                 32.8                   291.5
                                                                        ------------           ------------
         Net cash provided by (used in) operating activities                   7.3                   (21.0)
                                                                        ------------           ------------
Cash Flows from Investing Activities:
   Cost of acquisitions and capital expenditures                             (32.8)                 (733.4)
   Proceeds from sale of assets                                                3.0                     2.6
                                                                        ------------           ------------
         Net cash used in investing activities                               (29.8)                 (730.8)
                                                                        ------------           ------------
Cash Flows from Financing Activities:
    Proceeds from debt                                                       265.5                   860.8
    Proceeds from Preference Stock issuances                                                         554.0
    Repayment of debt                                                       (256.3)                 (433.3)
    Redemption of Preference Stock                                                                  (210.0)
    Cash dividends paid                                                                               (2.2)
    Proceeds from common stock issued                                                                  0.7
                                                                        ------------           ------------
         Net cash provided by financing activities                             9.2                   770.0
                                                                        ------------           ------------
Effect of exchange rate changes on cash                                        1.9                    (4.6)
                                                                        ------------           ------------
Net (decrease) increase in cash and cash equivalents                         (11.4)                   13.6
Cash and cash equivalents at beginning of period                              44.4                    18.7
                                                                        ------------           ------------
Cash and cash equivalents at end of period                              $     33.0             $      32.3
                                                                        ============           ============



See Notes to Consolidated Condensed Financial Statements.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

GENERAL - The accompanying unaudited consolidated condensed financial statements of Breed Technologies, Inc. (the "Company" or "Breed") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 31, 1998 are not necessarily indicative of results that may be expected for the year ending June 30, 1999. The consolidated financial statements include the accounts of Breed and all majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the year ended June 30, 1998.

REVENUE RECOGNITION AND SALES COMMITMENTS- The Company recognizes revenue when title and risk of loss transfers to its customers, which is generally upon shipment of products to customers. The company generally enters into agreements with its customers at the beginning of a given vehicle's life to produce products. Once such agreements are entered into by the Company, fulfillment of the customers' purchasing requirements is generally the obligation of the Company for the entire production life of the vehicle (which averages five years). In certain instances, the Company may be committed under existing agreements to supply products to its customers at selling prices that are not sufficient to cover the direct cost to produce such products. In such situations, the Company records a liability for the estimated future amount of such losses under such agreements to the earliest date on which the Company can terminate such agreements. Such losses are recognized at the time that the loss is probable and reasonably estimable. Losses are estimated based upon information available at the time of the estimate, including future production volume estimates, length of the program and selling price and production cost information.

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

During the six months ended December 31, 1998, the repositioning and impairment accrual was reduced by $5.7 million as a result of cash charges. The following table sets forth the details and the cumulative activity relating to the repositioning and impairment charge as of December 31, 1998:

                                           Accrual                                        Accrual
                                          Balance at                                     Balance at
                                           June 30,         Cash          Non-Cash        December
IN MILLIONS                                  1998        Reductions      Reductions       31, 1998
--------------------------------------- -------------- --------------  -------------- ----------------
Headcount reductions                      $     15.9    $      2.3      $       --      $      13.6
Facility consolidations                         18.9           3.4              --             15.5
--------------------------------------- -------------- --------------  -------------- ----------------
     Total                                $     34.8    $      5.7      $       --      $      29.1
======================================= ============== ==============  ============== ================

NOTE 3 - DEBT

A summary of debt follows:

                                                                                December 31,             June 30,
                                                                                  1998                     1998
                                                                              -----------------      -----------------
Term Loan A, interest at 7.375% and 7.825% at December 31, 1998, and
    June 30, 1998, respectively, installments due 1999 through 2004             $     297.6            $     309.2
Term Loan B, interest at 7.625%and 8.075% at December 31, 1998, and
    June 30, 1998, respectively, installments due 2005 through 2006                   190.4                  197.8
Revolver, interest at 7.555% at December 31, 1998                                      40.0
Senior Subordinated Notes, interest at 9.50% and 9.25% at December 31,
     1998 and June 30, 1998 respectively, due April 15, 2008                          330.0                  330.0
Foreign short-term lines of credit, weighted average
     interest rate of 5.67%, installments due various                                  20.9                   30.4
Mortgages and equipment financing loans                                                28.3                   30.6
                                                                              -----------------      -----------------

Total debt                                                                            907.2                  898.0
                                                                              -----------------      -----------------
Less current maturities                                                               555.0                   46.9
                                                                              -----------------      -----------------
Total long-term debt                                                            $     352.2            $     851.1
                                                                              =================      =================

On April 28, 1998, the Company entered into a new $675.0 million credit facility. At December 31, 1998, the Company had an aggregate of $528.0 million of borrowings outstanding under the credit facility, which bore interest at a weighted average rate of 7.48% per annum at such date, and had aggregate borrowing availability thereunder of $54.4 million. Because the Company would have been in violation of the net worth covenant in the loan agreement relating to the credit facility as of December 30, 1998, the Company obtained a waiver of this covenant from the lenders that was effective from December 30, 1998 through February 12, 1999 (the "First Waiver"). Pursuant to the First Waiver, the maximum borrowing availability under the company's revolving line of credit was decreased from $150.0 million (including letters of credit) to $110.0 million (including letters of credit).

On February 11, 1999, the Company obtained a new waiver (the "Second Waiver") of such net worth covenant as well as an event of default that existed due to the Company's failure to register certain securities as required under certain agreements to which it is a party. The Second Waiver is effective from February 13, 1999 through March 30, 1999. In connection with the Second Waiver, the maximum borrowing availability under the revolving line of credit was increased to $125.0 million (including letters of credit). As of February 15, 1999, the Company had an aggregate of $570.9 million of borrowings outstanding under the credit facility (including $82.9 million of revolver borrowings). Additionally, $15.6 million of letters of credit were outstanding under the revolving line of credit leaving an aggregate borrowing availability thereunder of $26.5 million. The Company paid the lenders fees aggregating $1.3 million in connection with the Second Waiver. The Company is not currently in violation of any covenants contained in the loan agreement.

The Company is in the process of negotiating an amendment to the loan agreement relating to the net worth covenant and the existing event of default as well as certain other financial covenants. The Company is not currently in violation of these other financial covenants but anticipates that, to the extent such covenants are not amended, it will be in violation on March 31, 1999 of the two covenants presently waived and it anticipates violation of certain other financial covenants by June 30, 1999. The Company anticipates that in connection with any such amendment, borrowing availability under the revolving line of credit will be restored to $150.0 million. Although the Company believes that it will be able to negotiate the necessary amendments with its lenders, there can be no assurance that it will be able to do so. Any amendment to the loan agreement must be approved by the lenders holding more than 50% of the commitments and borrowings outstanding under the credit facility. In the absence of a further waiver or an amendment to the loan agreement, after March 30, 1999, the lenders would be entitled to exercise all of their rights under the loan agreement including, without limitation, declaring all amounts outstanding under the credit facility immediately due and payable and/or exercising their rights with respect to the collateral securing the credit facility which consists of, among other things, substantially all of the real and personal property of the Company and its subsidiaries.

If the Company is unable to obtain a further waiver or amendment to the loan agreement, the Company may not have sufficient cash to meet its working capital, debt service and capital expenditure needs beyond March 30, 1999, in which case, the Company may be required to obtain financing from other sources. There can be no assurance that such financing will be available or, if available, that it will be on terms satisfactory to the Company. Consequently, the inability to obtain any such waiver, amendment or alternative financing would have a material adverse effect on the Company's financial condition and results of operations.

Until such time as the credit facility is amended as discussed above or all amounts outstanding under the credit facility are repaid in full, borrowings outstanding under the credit facility will be classified as a current liability on the Company's consolidated balance sheet.

On April 28, 1998, the Company issued and sold an aggregate of $330 million of its 9.25% Senior Subordinated Notes due 2008 (the "Notes") in a private transaction under Rule 144A under the Securities Act of 1933, as amended (the "Securities Act") (the "Notes Offering"). In connection with the Notes Offering, the Company entered into a registration rights agreement (the "Notes Agreement") pursuant to which it agreed to offer to exchange the Notes for substantially identical 9.25% Senior Subordinated Notes due 2008 registered under the Securities Act (the "Exchange Offer"). Pursuant to the Notes Agreement, the Company was required to complete the Exchange Offer by the date 180 days after April 28, 1998 (the "Closing Date"). The Company filed the registration statement relating to the Exchange Offer on June 24, 1998. Because the Exchange Offer had not been consummated on or prior to the date 180 days after the Closing Date as required under the Notes Agreement, the interest rate borne by the Notes increased pursuant to the Notes Agreement by 0.25% on the 181st day after the Closing Date. The interest rate has and will continue to increase by 0.25% on the 1st day of each subsequent 90-day period; provided, however, that in no event will the interest rate borne by the Notes be increased by more than 1.5%. The Notes currently bear interest at a rate of 9.75% per annum.

On November 25, 1997, the Company sold $257.7 million of its 6.50% Convertible Subordinated Debentures due 2027 (the "Convertible Debentures") to BTI Capital Trust, which, concurrently therewith, sold $250.0 million aggregate liquidation amount of its 6.50% Convertible Trust Preferred Securities (the "Preferred Securities") (which are fully and unconditionally guaranteed by the Company) in a private transaction under Rule 144A under the Securities Act (the "Preferred Securities Offering"). In connection with the Preferred Securities Offering, the Company entered into a registration rights agreement (the "Preferred Securities Agreement") pursuant to which it agreed to register (and cause BTI Capital Trust to register), among other things, the Convertible Debentures and Preferred Securities. Pursuant to the Preferred Securities Agreement, the Shelf Registration Statement (as defined therein) was required to be effective on or prior to June 17, 1998. The Company filed the Shelf Registration Statement on March 18, 1998. Because the Shelf Registration Statement was not declared effective by June 17, 1998, the interest rate on the Convertible Debentures and the distribution rate applicable to the Preferred Securities increased by 0.25%, payable in arrears, with the first quarterly payment due on the first interest or distribution date following June 17, 1998.

The Shelf  Registration  Statement  was not declared  effective and the Exchange

Offer was not completed on or prior to the required dates because the Securities and Exchange Commission was reviewing certain periodic reports previously filed by the Company. The commission has now completed its review and the interest rate borne by the Notes and the Convertible Debentures and the distribution rate in respect of the Preferred Securities will be reduced to the original amounts on the date the Shelf Registration Statement is declared effective and the Exchange Offer is completed, as the case may be, which the Company currently expects will be prior to April 15, 1999.

NOTE 4 -COMPREHENSIVE INCOME

Effective July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes new rules for the reporting and display of comprehensive loss and its components. The adoption of this Statement requires that foreign currency translation adjustments be included in other comprehensive loss, which prior to adoption were reported separately in stockholders' equity. There is no tax effect because the Company intends to reinvest foreign earnings in foreign business operations. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

                                                                Six months ended December 31,
                                                           --------------------------------------
                                                                1998                   1997
                                                           --------------         --------------
Net loss                                                    $      (62.9)           $    (339.1)
Foreign currency translation adjustment                              12.9                  (5.4)
                                                           --------------         --------------
Comprehensive loss                                          $      (50.0)           $    (344.5)
                                                           ==============         ==============

NOTE 5 - FOREIGN CURRENCY TRANSLATIONS

The Company translates foreign currencies into U.S. dollars using quarter-end exchange rates for foreign assets and liabilities and weighted average rates for foreign income and expenses. Translation gains and losses arising from the conversion of the foreign balance sheets and income statements into U.S. dollars are reflected as a separate component of comprehensive loss and included in other comprehensive loss in accumulated stockholders' deficit. With respect to operations in Mexico, the functional currency is the U.S. dollar, and any gains or losses from translations are included directly in income. During the six months ended December 31, 1998 major European currencies strengthened relative to the U.S. dollar. As a result, the conversion of foreign balance sheets into U.S. dollars improved the foreign currency translation adjustment reported for such six month period and increased the related assets and liabilities as measured in U.S. dollars. The change in the U.S. dollar during the six months ended December 31, 1998 did not have a material impact on the results of operations.

NOTE 6 -INCOME TAXES

During the six months ended December 31, 1998, the Company recorded foreign tax expense of $2.3 million which was partially offset by a $0.5 million domestic benefit for a tax credit. No other tax benefit was recognized for either domestic or foreign purposes due to the provisions of statement of financial accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109). SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The need for a valuation allowance was addressed separately for domestic and foreign purposes. For domestic purposes, the Company is in a cumulative loss position and pursuant to SFAS No. 109, a valuation allowance was recorded by the Company to offset the portion of the domestic deferred tax asset which, upon reversal, could not be carried back against prior year's taxable income. A valuation allowance has been recognized to reduce to zero, foreign deferred tax assets, primarily related to net operating loss carry-forwards in Finland, Spain and the U.K. and restructuring charges in Italy. Income taxes will be paid in foreign jurisdictions in which there is no ability to offset income earned in such jurisdictions against tax loss carry-forwards.

NOTE 7 - LOSS PER SHARE

The following table sets forth the computation of the numerator and denominator of the basic and diluted loss per share calculations:

                                                             Three Months Ended             Six Months Ended
                                                                December 31,                  December 31,
                                                        ----------------------------   ---------------------------
                                                            1998            1997          1998           1997

                                                               (AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)
BASIC LOSS

     Loss before extraordinary item                     $   (34.4)       $  (334.2)     $  (62.9)     $  (338.4)
     Extraordinary item, net                                   --             (0.7)           --           (0.7)
                                                        -------------   ------------   -----------   -------------
     Loss applicable to common stock                    $   (34.4)       $  (334.9)     $  (62.9)     $  (339.1)
                                                        =============   ============   ===========   =============

Weighted average common shares outstanding                 36.849           31.705        36.849         31.694
                                                        =============   ============   ===========   =============

BASIC LOSS
     Loss before extraordinary item                     $   (0.93)      $   (10.54)     $  (1.71)     $  (10.68)
     Extraordinary item                                        --            (0.02)           --          (0.02)
                                                        -------------   ------------   -----------   -------------
               Net loss                                 $   (0.93)      $   (10.56)     $  (1.71)     $  (10.70)
                                                        =============   ============   ===========   =============

DILUTED LOSS PER SHARE
     Loss before extraordinary item                     $   (34.4)      $   (334.2)     $  (62.9)     $  (338.4)
     Extraordinary item, net                                   --             (0.7)           --           (0.7)
                                                        -------------   ------------   -----------   -------------
     Loss applicable to common stock                    $   (34.4)      $   (334.9)     $  (62.9)     $  (339.1)
                                                        =============   ============   ===========   =============

Share computation:
     Weighted average common shares outstanding            36.849           31.705        36.849         31.694
     Effect of diluted securities:
        Assumed exercise of stock options and warrants          *                *             *              *
        Series A Preference Stock                               *                *             *              *
        Company obligated mandatorily redeemable
          convertible preferred securities                      *                *             *              *
                                                        -------------   ------------   -----------   -------------
     Weighted average common shares outstanding
       as adjusted                                         36.849           31.705        36.849         31.694
                                                        -------------   ------------   -----------   -------------

DILUTED LOSS PER SHARE
     Loss before extraordinary item                     $   (0.93)      $   (10.54)     $  (1.71)     $  (10.68)
     Extraordinary item                                        --            (0.02)           --          (0.02)
                                                        -------------   ------------   -----------   -------------
               Net loss                                 $   (0.93)      $   (10.56)     $  (1.71)     $  (10.70)
                                                        =============   ============   ===========   =============

   * ITEMS NOT ASSUMED IN THE COMPUTATION BECAUSE THEIR EFFECT IS ANTI-DILUTIVE

Each Company obligated mandatorily redeemable convertible preferred security is convertible, at the option of the holder, into shares of the Company's common stock, at a conversion rate of 2.1973 shares of common stock for each Preferred Security, subject to adjustment in certain circumstances.

Options to purchase 2,453,770 shares of common stock at prices between $6.875 and $32.25 per share were outstanding as of December 31, 1998 but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.

As part of the acquisition of VTI in June 1995, the Company issued to certain of the former stockholders of VTI warrants to purchase up to 100,000 shares of common stock between July 1, 1998 and June 30, 2000, at an exercise price of $25.75 per share. The 100,000 shares subject to the VTI warrants have not been included in the computation of diluted earnings per share for the three and six months ended December 31, 1998 because the effect would be anti-dilutive.

In connection with the bridge loan credit facility entered into in connection with the acquisition of the safety restraints systems business ("SRS") of AlliedSignal, the Company issued to NationsBank, N.A. a warrant to purchase 250,000 shares of common stock of the Company at an exercise price of $23.125 per share. The 250,000 shares subject to the NationsBank warrant have not been included in the computation of diluted earnings per share for the three and six months ended December 31, 1998 because the effect would be anti-dilutive.

NOTE 8 - BSRS JOINT VENTURE

The Company and Siemens Aktiengesallschaft ("Siemens") completed formation of a joint venture, known as BSRS Restraint Systems International GmbH & Co. KG ("BSRS"), in June 1998. Pursuant to the joint venture agreement between the Company and Siemens, on June 30, 1998, the Company transferred various assets relating to the development, research and testing of integrated occupant protection systems having an aggregate value of $5.6 million (net book value approximates fair value) to BSRS and Siemens contributed its shares in PARS Ruckhaltesysteme GmbH, which operates crash test facilities and develops occupant safety systems.

NOTE 9 - FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-GUARANTOR SUBSIDIARIES

The Company conducts a significant portion of its business through subsidiaries. On April 28, 1998, the Company issued and sold an aggregate of $330 million of 9.25% Senior Subordinated Notes due 2008 ("the Notes"). The Notes of the Company are guaranteed, jointly and severally on a senior subordinated basis, by the domestic subsidiaries of the Company (the "Subsidiary Guarantors") other than BTI Capital Trust and certain domestic subsidiaries owned by a foreign subsidiary of the Company (the "Non-Guarantor Subsidiaries"). The Notes are effectively subordinated in right of payment to all indebtedness and other liabilities (including trade payables) of the Non-Guarantor Subsidiaries.

Presented below are the condensed consolidating balance sheets as of December 31, 1998 and June 30, 1998, the condensed consolidating statements of operations for the three and six months ended December 31, 1998 and 1997 and the condensed consolidating statement of cash flows for the six months ended December 31, 1998 and 1997, for the Subsidiary Guarantors, the Non-Guarantor Subsidiaries, Parent only and the Company consolidated.

                    BREED TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 1998
                                   (Unaudited)
                                   IN MILLIONS


                                                                           NON-
                                                        SUBSIDIARY      GUARANTOR        PARENT
                                                        GUARANTORS     SUBSIDIARIES       ONLY        ELIMINATIONS     CONSOLIDATED
                                                      --------------  ---------------  -----------  ----------------  --------------
ASSETS
Cash and cash equivalents                              $        4.4     $      21.9      $   6.7        $        --     $      33.0
Accounts receivable, principally trade                        647.2           167.6          0.7             (530.7)          284.8
Inventories                                                    58.9            58.4           --                 --           117.3
Other current assets                                            6.4            20.0         12.2                 --            38.6
                                                      --------------  ----------------  ------------ ----------------  -------------
          Total current assets                                716.9           267.9          19.6            (530.7)          473.7
Property, plant and equipment, net                            172.7           167.9          34.6              (5.6)          369.6
Intangibles, net                                              510.3           176.7            --                --           687.0
Net assets held for sale                                         --            58.3            --               1.8            60.1
Other assets                                                   26.2             3.3       1,031.6          (1,012.2)           48.9
          Total assets                                 $    1,426.1     $     674.1      $1,085.8       $  (1,546.7)     $  1,639.3
                                                      ==============  ================  ============ ================== ============
LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)
Current liabilities:
     Notes payable and current portion of
       long-term debt                                  $         --     $      27.0      $  528.0       $        --      $    555.0

     Accounts payable                                         220.3           336.2         260.6            (519.9)          297.2
     Accrued expenses                                         138.1            38.6          53.2              (8.4)          221.5
                                                      --------------   ----------------  ------------ ----------------  ------------
          Total current liabilities                           358.4           401.8         841.8            (528.3)        1,073.7
Long-term debt                                                   --            22.2         330.0                --           352.2
Other long-term liabilities                                    12.4            12.6            --                --            25.0
                                                      --------------   ----------------  ------------ ----------------  ------------
          Total liabilities                                   370.8           436.6       1,171.8            (528.3)        1,450.9
Company obligated mandatorily redeemable convertible
  preferred securities                                           --              --         250.0                --          250.0
Stockholders' equity (deficit)                              1,055.3           237.5        (336.0)         (1,018.4)         (61.6)
                                                      --------------   ----------------  ------------ ----------------  ------------
          Total liabilities and stockholders'
             equity (deficit)                          $    1,426.1     $     674.1      $1,085.8       $  (1,546.7)     $  1,639.3
                                                      ==============   ================  ============ ================  ============


                    BREED TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATING BALANCE SHEET
                                  JUNE 30, 1998
                                   (Unaudited)
                                   IN MILLIONS

                                                                          NON-
                                                     SUBSIDIARY       GUARANTOR        PARENT
                                                     GUARANTORS      SUBSIDIARIES       ONLY         ELIMINATIONS     CONSOLIDATED
                                                   --------------  ----------------  ------------ -----------------  ---------------
ASSETS
Cash and cash equivalents                          $      (22.9)      $     19.0      $    48.3      $         --      $       44.4
Accounts receivable, principally trade                    138.8            135.9            0.6                --             275.3
Inventories                                                57.3             51.8             --                --             109.1
Other current assets                                      527.5             72.1           67.4            (574.7)             92.3
                                                   --------------  ----------------  -----------  ------------------  --------------
          Total current assets                            700.7            278.8          116.3            (574.7)            521.1
Property, plant and equipment, net                        203.1            129.5           32.6                --             365.2
Intangibles, net                                          431.1            257.8            3.2                --             692.1
Net assets held for sale                                     --             29.0             --                --              29.0
Other assets                                               25.0             44.4        1,015.4          (1,042.3)             42.5
          Total assets                             $    1,359.9        $   739.5      $ 1,167.5      $   (1,617.0)      $   1,649.9
                                                   ==============  ================  ============ ==================  ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)
Current liabilities:
     Notes payable and current portion of
       long-term debt                              $         --        $    35.2      $    11.7      $         --       $      46.9
     Accounts payable                                      84.9            158.9           11.1                --             254.9
     Accrued expenses                                     229.0            235.4          346.6            (577.8)            233.2
                                                   --------------  ----------------  ------------ ------------------  --------------
          Total current liabilities                       313.9            429.5          369.4            (577.8)            535.0
Long-term debt                                               --             25.8          825.3                --             851.1
Other long-term liabilities                                10.5             16.1           (1.0)               --              25.6
                                                   --------------  ----------------  ------------ ------------------  --------------
          Total liabilities                               324.4            471.4        1,193.7            (577.8)          1,411.7
Company obligated mandatorily redeemable convertible
  preferred securities                                       --               --          250.0                --             250.0
Stockholders' equity (deficit)                          1,035.5            268.1         (276.2)         (1,039.2)            (11.8)
                                                   --------------  ----------------  ------------ ------------------  --------------
          Total liabilities and stockholders'
            equity (deficit)                       $    1,359.9        $   739.5      $ 1,167.5      $   (1,617.0)      $   1,649.9
                                                   ==============  ================  ============ ==================  ==============

                    BREED TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATION
                      THREE MONTHS ENDED DECEMBER 31, 1998
                                   (Unaudited)
                                   IN MILLIONS

                                                                           NON-
                                                        SUBSIDIARY       GUARANTOR        PARENT
                                                        GUARANTORS     SUBSIDIARIES        ONLY       ELIMINATIONS    CONSOLIDATED
                                                      --------------  ---------------  ------------  --------------- ---------------
Net Sales                                               $     218.1     $     218.0      $    --       $    (39.9)     $      396.2
Cost of sales                                                 193.7           193.5          1.8            (39.9)            349.1
                                                      --------------  ---------------  ------------  --------------- ---------------
     Gross profit                                              24.4            24.5         (1.8)               --             47.1
                                                      --------------  ---------------  ------------  --------------- ---------------
Selling, general and administrative expenses                    3.2             9.5         10.6                --             23.3
Research, development, and engineering expenses                14.8             8.4          2.5                --             25.7
Amortization of intangibles                                     5.7             1.3         (1.0)               --              6.0
                                                      --------------  ---------------  ------------  --------------- ---------------
     Operating income (loss)                                    0.7             5.3         (13.9)              --             (7.9)
Interest expense                                                 --             1.9          18.7               --             20.6
Other income (expense), net                                    (0.9)            4.4          (2.6)            (0.5)             0.4
                                                      --------------  ---------------  ------------  --------------- ---------------
   Earnings (loss) before income taxes, and distributions
       on Company obligated mandatorily redeemable
       convertible preferred securities                        (0.2)            7.8         (35.2)            (0.5)           (28.1)
Income taxes (benefit)                                         (6.8)            1.8           6.8               --              1.8
Distributions on Company obligated mandatorily
  redeemable convertible preferred securities                    --             --            4.5               --              4.5
                                                      --------------  ---------------  ------------  --------------- ---------------
     Net earnings (loss)                              $         6.6      $      6.0      $  (46.5)    $       (0.5)    $      (34.4)
                                                      ==============  ===============  ============  =============== ===============

                    BREED TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATION
                       SIX MONTHS ENDED DECEMBER 31, 1998
                                   (Unaudited)
                                   IN MILLIONS

                                                                        NON-
                                                    SUBSIDIARY        GUARANTOR       PARENT
                                                    GUARANTORS      SUBSIDIARIES       ONLY        ELIMINATIONS        CONSOLIDATED
                                                  --------------   ---------------  ------------  ---------------   ----------------
Net Sales                                          $    403.3        $    405.6      $     --      $    (73.7)        $       735.2
Cost of sales                                           353.9             356.1           4.5           (73.7)                640.8
                                                  --------------   ---------------  ------------  ---------------   ----------------
     Gross profit                                        49.4              49.5          (4.5)             --                  94.4
                                                  --------------   ---------------  ------------  ---------------   ----------------
Selling, general and administrative expenses              9.0              17.9          17.3              --                  44.2
Research, development, and engineering expenses          30.2              15.5           3.7              --                  49.4
Amortization of intangibles                              10.6               2.1          (0.9)             --                  11.8
                                                  --------------   ---------------  ------------  ---------------   ----------------
     Operating income (loss)                             (0.4)             14.0         (24.6)             --                 (11.0)
Interest expense                                           --               4.8          37.9              --                  42.7
Other income (expense), net                               0.3               4.9          (3.4)           (0.5)                  1.3
                                                  --------------   ---------------  ------------  ---------------   ----------------
   Earnings (loss) before income taxes, and distributions
       on Company obligated mandatorily redeemable
       convertible preferred securities                  (0.1)             14.1         (65.9)           (0.5)                (52.4)
Income taxes (benefit)                                   (6.8)              2.4           6.2              --                   1.8
Distributions on Company obligated mandatorily
  redeemable convertible preferred securities              --                --           8.7              --                   8.7
                                                  --------------   ---------------  ------------   ---------------  ----------------
     Net earnings (loss)                           $      6.7       $      11.7      $  (80.8)       $   (0.5)        $       (62.9)
                                                  ==============   ===============  ============   ===============  ================


                    BREED TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATION
                      THREE MONTHS ENDED DECEMBER 31, 1997
                                   (Unaudited)
                                   IN MILLIONS

                                                                       NON-
                                                    SUBSIDIARY       GUARANTOR        PARENT
                                                    GUARANTORS     SUBSIDIARIES        ONLY        ELIMINATIONS        CONSOLIDATED
                                                  --------------  ---------------  ------------   ---------------   ----------------
Net Sales                                          $     202.1      $    191.0       $     --       $    (52.4)       $       340.7
Cost of sales                                            167.6           172.6           14.6            (42.3)               312.5
                                                  --------------  ---------------  ------------   ---------------   ----------------
     Gross profit                                         34.5            18.4          (14.6)           (10.1)                28.2
                                                  --------------  ---------------  ------------   ---------------   ----------------
Selling, general and administrative expenses               4.9            11.9            4.5               --                 21.3
Research, development, and engineering expenses            8.0             5.8            4.8               --                 18.6
Repositioning and impairment charges                      80.2             0.7          188.6            (10.0)               259.5
In-process research and development expenses                --              --           77.5               --                 77.5
Amortization of intangibles                                3.6             1.1           (0.8)              --                  3.9
                                                  --------------  ---------------  ------------   ---------------   ----------------
     Operating loss                                      (62.2)           (1.1)        (289.2)            (0.1)              (352.6)
Interest expense                                            --             1.5           32.2             (6.6)                27.1
Other income (expense), net                               (2.0)            0.4            9.3             (7.3)                 0.4
                                                  --------------  ---------------  ------------   ---------------   ----------------
   Loss before income taxes, and distributions
       on Company obligated mandatorily redeemable
       convertible preferred securities                  (64.2)           (2.2)        (312.1)             (0.8)             (379.3)
Income taxes (benefit)                                    (2.0)            1.5          (49.6)              3.6               (46.5)
Distributions on Company obligated mandatorily
  redeemable convertible preferred securities               --              --            1.4                --                 1.4
                                                  --------------  ---------------  ------------   ---------------   ----------------
Loss before extraordinary loss                           (62.2)           (3.7)        (263.9)             (4.4)             (334.2)
Extraordinary loss, net of tax benefit of $1.4 million      --              --           (0.7)               --                (0.7)
                                                  --------------  ---------------  ------------   ---------------   ----------------
     Net loss                                      $     (62.2)      $    (3.7)     $  (264.6)      $      (4.4)      $      (334.9)
                                                  ==============  ===============  ============   ===============   ================


                    BREED TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATION
                       SIX MONTHS ENDED DECEMBER 31, 1997
                                   (Unaudited)
                                   IN MILLIONS

                                                                       NON-
                                                    SUBSIDIARY       GUARANTOR        PARENT
                                                    GUARANTORS      SUBSIDIARIES       ONLY        ELIMINATIONS        CONSOLIDATED
                                                  --------------  ---------------  ------------   ---------------   ----------------
Net Sales                                          $      298.4      $   309.5       $     --       $    (72.0)        $      535.9
Cost of sales                                             246.1          277.4           17.9            (62.0)               479.4
                                                  --------------  ---------------  ------------   ---------------   ----------------
     Gross profit                                          52.3           32.1          (17.9)           (10.0)                56.5
                                                  --------------  ---------------  ------------   ---------------   ----------------
Selling, general and administrative expenses                5.1           19.2           13.2               --                 37.5
Research, development, and engineering expenses             8.4            6.7           12.4               --                 27.5
Repositioning and impairment charges                       80.3            0.7          188.5            (10.0)               259.5
In-process research and development charges                  --             --           77.5               --                 77.5
Amortization of intangibles                                 4.4            2.1           (0.6)              --                  5.9
                                                  --------------  ---------------  ------------   ---------------   ----------------
     Operating income (loss)                              (45.9)           3.4         (308.9)              --               (351.4)
Interest expense                                             --            3.2           32.2               --                 35.4
Other income (expense), net                                 1.0           (1.2)           0.4             (0.3)                (0.1)
                                                  --------------  ---------------  ------------   ---------------   ----------------
   Earnings (loss) before income taxes, and distributions
       on Company obligated mandatorily redeemable
       convertible preferred securities                   (44.9)          (1.0)        (340.7)             (0.3)             (386.9)
Income taxes (benefit)                                      3.4            1.7          (55.0)               --               (49.9)
Distributions on Company obligated mandatorily
  redeemable convertible preferred securities                --             --            1.4                --                 1.4
                                                  --------------  ---------------  ------------    ---------------   ---------------
Earnings (loss) before extraordinary loss                 (48.3)          (2.7)        (287.1)              (0.3)            (338.4)
Extraordinary loss, net of tax benefit of $0.4 million       --             --            0.7                 --                0.7
                                                  --------------  ---------------  ------------    ---------------  ----------------
     Net earnings (loss)                           $      (48.3)      $   (2.7)      $ (287.8)       $      (0.3)      $     (339.1)
                                                  ==============  ===============  ============    ===============  ================

                    BREED TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
                       SIX MONTHS ENDED DECEMBER 31, 1998
                                   (Unaudited)
                                   IN MILLIONS

                                                                        NON-
                                                    SUBSIDIARY       GUARANTOR        PARENT
                                                    GUARANTORS     SUBSIDIARIES        ONLY        ELIMINATIONS       CONSOLIDATED
                                                  --------------  ---------------  ------------   ---------------   ----------------
Cash flows from operating activities:
   Net earnings(loss)                              $       6.7       $    11.7       $  (80.8)       $    (0.5)        $      (62.9)
Adjustments to reconcile net earnings (loss) to net
cash provided by (used in) operating activities:
   Depreciation and amortization                          23.5            12.9            1.0               --                 37.4
   Changes in working capital items and other             16.0            (8.3)          24.6              0.5                 32.8
                                                  --------------  ---------------   ------------  ---------------   ----------------
   Net cash provided by (used in) operating activities    46.2            16.3          (55.2)              --                  7.3
                                                  --------------  ---------------   ------------  ---------------   ----------------
Cash flows from investing activities:
   Capital expenditures                                  (13.8)          (11.6)          (7.4)              --                (32.8)
   Proceeds from sale of assets                            0.7             2.3             --               --                  3.0
                                                  --------------  ---------------   ------------  ---------------   ----------------
   Net cash (used in) investing activities               (13.1)           (9.3)          (7.4)              --                (29.8)
                                                  --------------  ---------------   ------------  ---------------   ----------------
Cash flows from financing activities:
    Proceeds from debt                                      --             5.6          259.9               --                265.5
    Repayment of debt                                     (5.8)          (11.6)        (238.9)              --               (256.3)
                                                  --------------  ---------------   ------------  ---------------   ----------------
   Net cash provided by (used in) financing activities    (5.8)           (6.0)          21.0               --                  9.2
                                                  --------------  ---------------   ------------  ---------------   ----------------
Effect of exchange rate changes on cash                     --             1.9             --               --                  1.9
                                                  --------------  ---------------   ------------  ---------------   ----------------
Increase (decrease) in cash and cash equivalents          27.3             2.9          (41.6)              --                (11.4)
Cash and cash equivalents at beginning of period         (22.9)           19.0           48.3               --                 44.4
                                                  --------------  ---------------   ------------  ---------------   ----------------
Cash and cash equivalents at end of period         $       4.4      $     21.9        $   6.7       $       --        $        33.0
                                                  ==============  ===============   ============  ===============   ================

                    BREED TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
                       SIX MONTHS ENDED DECEMBER 31, 1997
                                   (Unaudited)
                                   IN MILLIONS

                                                                       NON-
                                                    SUBSIDIARY       GUARANTOR        PARENT
                                                    GUARANTORS     SUBSIDIARIES        ONLY        ELIMINATIONS        CONSOLIDATED
                                                  --------------  ---------------  ------------   ---------------    ---------------
Cash flows from operating activities:
   Net earnings(loss)                              $       (48.0)    $    (2.7)      $  (288.1)     $     (0.3)         $    (339.1)
Adjustments to reconcile net earnings (loss) to net
cash provided by (used in) operating activities:
   Depreciation and amortization                            14.8           9.6             2.2              --                 26.6
   Changes in working capital items and other               50.5          (2.7)          243.4             0.3                291.5
                                                  --------------  ---------------   ------------  ---------------    ---------------
   Net cash provided by (used in) operating activities      17.3           4.2           (42.5)             --                (21.0)
                                                  --------------  ---------------   ------------  ---------------    ---------------
Cash flows from investing activities:
   Cost of acquisitions and Capital expenditures            (9.3)        (17.9)         (706.2)             --               (733.4)
   Proceeds from sale of assets                              1.2           1.3             0.1              --                  2.6
                                                  --------------  ---------------   ------------  ---------------    ---------------
   Net cash (used in) investing activities                  (8.1)        (16.6)         (706.1)             --               (730.8)
                                                  --------------  ---------------   ------------  ---------------    ---------------
Cash flows from financing activities:
   Proceeds from debt                                         --            --           860.8              --                860.8
    Proceeds from Preference Stock Issuances                  --            --           554.0              --                554.0
    Repayment of debt                                         --         (14.5)         (418.8)             --               (433.3)
    Redemption of Preference Stock                            --            --          (210.0)             --               (210.0)
    Cash dividends paid                                       --            --            (2.2)             --                 (2.2)
    Proceeds from common stock issued                         --            --             0.7              --                  0.7
                                                  --------------  ---------------   ------------  ---------------    ---------------
    Net cash provided by financing activities                 --         (14.5)          784.5              --                770.0
                                                  --------------  ---------------   ------------  ---------------    ---------------
Effect of exchange rate changes on cash                       --          (4.6)             --              --                 (4.6)
                                                  --------------  ---------------   ------------  ---------------    ---------------
Increase (decrease) in cash and cash equivalents             9.2         (31.5)           35.9              --                 13.6
Cash and cash equivalents at beginning of period              --          20.0            (1.3)             --                 18.7
                                                  --------------  ---------------   ------------  ---------------    ---------------
Cash and cash equivalents at end of period                   9.2         (11.5)           34.6              --                 32.3
                                                  ==============  ===============   ============  ===============    ===============


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

IMPLEMENTATION OF REPOSITIONING PROGRAM

The Company formulated the Repositioning Program during the quarter ended December 31, 1997. As of December 31, 1998, the Company had reduced its global work force by approximately 4,300 employees (compared to a net reduction of approximately 1,800 employees as of September 30, 1998) and closed and/or sold approximately 40 manufacturing facilities. During the six months ended December 31, 1998, the Company incurred disruption costs of approximately $5.0 million associated with closing and relocating manufacturing facilities in connection with the Repositioning Program. These costs were included in cost of sales. The Company expects the Repositioning Program to be substantially completed by March 31, 1999.

As of December 31, 1998, actions taken by the Company in connection with the Repositioning Program have resulted in approximately $90.0 million in annual cost savings to the Company. The benefit of cost savings realized to date has been substantially offset by costs associated with an unusually high number of product launches commenced during the three months ended September 30, 1998. In addition, the Company believes that the benefit of anticipated cost savings during fiscal 1999 attributable to the Repositioning Program will be further offset in part due to the deteriorating business conditions at USS and Custom Trim.

PRODUCT LAUNCHES

The Company's results of operations for the six months ended December 31, 1998 were adversely impacted by a number of factors including higher costs associated with an unusually high number of product launches commenced during the three months ended September 30, 1998. During the three months ended September 30, 1998, the Company launched 44 products compared to 10 products launched during the three months ended September 30, 1997 and an average of 15 products launched during the second, third and fourth quarters of fiscal 1998 (which includes product launches attributable to SRS, which was acquired on October 30, 1997). A "launch" means the start of production of a product and the related activities including, among other things, manufacturing, engineering, quality, sales and administrative support necessary to bring a product into production. A "launch" continues until such time as the Company is able to meet the customer's quality and volume requirements for the product on a consistent basis with normal production resources and is typically a resource intensive and complex process.

As a result of the higher than normal number of launches commenced during the six months ended December 31, 1998, the Company was required to allocate resources during such period to such launches that would have otherwise been directed towards implementing the Repositioning Program. For example, the Company could not implement scheduled personnel reductions during such period pursuant to the Repositioning Program and, in some instances, additional personnel were hired to support these launches. In addition, the Company incurred significant costs associated with (i) premium freight (both in receiving supplies from vendors and shipping products to customers) as a result of these product launches and (ii) generally higher material content requirements in connection with launches relating to seatbelt and airbag programs. To address the increased costs relating to higher material content requirements, the Company is seeking customer approval of certain engineering changes with respect to certain programs that the Company believes will lower material costs for such programs, has sought price reductions from certain vendors and, in some cases, has increased prices for subject products. As a result of the reallocation of resources and these significant costs, these launches adversely impacted the Company's results of operations for the three and six months ended December 31, 1998 and reduced the benefit of cost savings realized under the Repositioning Program to date. The Company does not believe that the product launches commenced during the three months ended September 30, 1998 will adversely impact its results of operations during the three months ending March 31, 1999.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1997

Net sales increased 16% to $396.2 million for the three months ended December 31, 1998 from $340.7 million for the three months ended December 31, 1997. The increase in net sales was primarily due to the acquisition of SRS on October 30, 1997, which accounted for approximately $87.0 million of the increase in net sales for the three months ended December 31, 1998. That increase in net sales was partially offset by a reduction in net sales attributable to USS and Custom Trim due to previously announced decrease in sales and a decrease in sales of EMS sensors. Deteriorating business conditions at USS and Custom Trim reduced net sales by approximately $8.5 million. The Company expects that net sales attributable to USS and Custom Trim will continue to decline significantly during the balance of fiscal 1999 due to the loss of business (and the failure to replace such business on a timely basis with new business) and industry-wide pricing pressures.

EMS sensors sales decreased 52% to $13.4 million for the three months ended December 31, 1998 from $28.1 million for the three months ended December 31, 1997. This decrease was primarily due to lower demand as major customers continued to shift from EMS sensors to electronic sensors that are sourced internally. The Company believes that sales of EMS sensors will continue to decline in the foreseeable future.

Cost of sales increased 12% to $349.1 million for the three months ended December 31, 1998 from $312.5 million for the three months ended December 31, 1997. The increase reflected additional production costs for the three months ended December 31, 1998, resulting from the acquisition of SRS in fiscal 1998 and the unusually high number of product launches commenced during the three months ended September 30, 1998. See discussion above under "Product Launches". This increase in production costs was partially offset by lower cost of sales associated with the loss of sales as discussed above and a reduction in production costs as a result of actions taken under the Repositioning Program. In addition, the Company incurred approximately $2.1 million during the three months ended December 31, 1998 related to disruption costs associated with the closing of manufacturing facilities in connection with the Repositioning Program, as well as $1.3 million charge relating to settlement of a warranty claim.

Gross profit increased 67% to $47.1 million for the three months ended December 31, 1998 from $28.2 million for the three months ended December 31, 1997. Gross profit as a percentage of net sales was 12% for the three months ended December 31, 1998 compared to 8% for the three months ended December 31, 1997. Gross profit for the three months ended December 31, 1997 reflected a $21.7 million charge against cost of sales relating to expected losses under contracts acquired in connection with the SRS acquisition. Excluding this charge, gross profit as a percentage of net sales for the three months ended December 31, 1997 would have been 17% compared to 12% for the three months ended December 31, 1998. Excluding this charge, this decrease in gross profit as a percentage of sales during the three months ended December 31, 1998 was due to (i) a shift in product mix from high margin EMS sensors to lower margin products, primarily seat belts acquired in the SRS acquisition, (ii) disruption costs incurred during the three months ended December 31, 1998, (iii) higher production costs associated with multiple product launches and (iv) a shift in product mix to a higher proportion of products with lower average margins than the average margin attributable to products sold by the Company during the three months ended December 31, 1997.

Selling, general and administrative expenses increased 9% to $23.3 million for the three months ended December 31, 1998 from $21.3 million for the three months ended December 31, 1997. The increase was primarily attributable expenses aggregating $1.1 million incurred to settle a claim relating to the Lemelson bar coding patent, costs associated with SRS, which was acquired in October 1997, and bad debt expenses aggregating $0.6 million. This increase in selling, general and administrative expenses was partially offset by cost savings associated with the Repositioning Program.

Research, development and engineering expenses increased 38% to $25.7 million for the three months ended December 31, 1998 from $18.6 million for the three months ended December 31, 1997. This increase reflected increased costs associated with the ongoing activities of SRS, which was acquired in October 1997, and HS Technik and Design, which was acquired in May 1998, and an increase in spending for new product development and additional application engineering costs associated with new product launches. This increase was partially offset by cost savings relating to reduced headcount and related expenses as a result of the Repositioning Program.

Amortization of intangibles increased by $2.1 million during the three months ended December 31, 1998. The increase in amortization expense was primarily the result of the goodwill and other intangibles associated with the acquisition of SRS.

Operating loss for the three months ended December 31, 1998 was $7.9 million compared to $352.6 million for the three months ended December 31, 1997. Operating loss as a percentage of net sales was (2)% for the three months ended December 31, 1998 compared to (103)% for the three months ended December 31, 1997. The operating loss for the three months ended December 31, 1997 included $365.4 million in one-time charges: (i) $259.5 million of repositioning and impairment charges, (ii) a $77.5 million charge relating to the write-off of certain in-process research and development, and (iii) a $28.4 million charge against cost of sales for inventory and long-term contracts relating to manufacturing processes that will be exited. Excluding these $365.4 million of charges, the decrease in operating income was primarily due to the shift in product mix, product launches, and disruption costs discussed above.

Interest  expense for the three months ended  December 31, 1998 decreased 24% to
$20.6   million.   This  decrease  was  primarily  due  to  lower  domestic  and international interest rates, this year versus last year.

During the three months ended December 31, 1998, the Company recorded a foreign tax expense in the amount of $1.8 million. No tax benefit was recognized for either domestic or foreign purposes due to the provisions of SFAS No. 109. SFAS No. 109 states that a valuation allowance is recognized if, it is more likely than not, some portion or all of the deferred tax asset will not be realized. For both domestic and foreign jurisdictions, a valuation allowance for the deferred income tax benefit related to the current loss incurred has been recorded.

RESULTS OF OPERATIONS

SIX MONTHS  ENDED  DECEMBER 31, 1998  COMPARED TO SIX MONTHS ENDED  DECEMBER 31,
1997

Net sales increased 37% to $735.2 million for the six months ended December 31, 1998 from $535.9 million for the six months ended December 31, 1997. The increase in net sales was primarily due to the acquisition of SRS on October 30, 1997, which accounted for approximately $273.5 million of the increase in net sales for the six months ended December 31, 1998. That increase in net sales was offset significantly by a reduction in net sales attributable to USS and Custom Trim due to previously announced decrease in sales and a decrease in sales of EMS sensors. Deteriorating business conditions at USS and Custom Trim reduced net sales by approximately $21.5 million. The Company expects that net sales attributable to USS and Custom Trim will continue to decline significantly during the balance of fiscal 1999 due to the loss of business (and the failure to replace such business on a timely basis with new business) and industry-wide pricing pressures.

EMS sensors sales decreased 47% to $29.2 million for the six months ended December 31, 1998 from $54.7 million for the six months ended December 31, 1997. This decrease was primarily due to lower demand as major customers continued to shift from EMS sensors to electronic sensors that are sourced internally. The Company believes that sales of EMS sensors will continue to decline in the foreseeable future.

Cost of sales increased 34% to $640.8 million for the six months ended December 31, 1998 from $479.4 million for the six months ended December 31, 1997. The increase reflected additional production costs for the six months ended December 31, 1998, resulting from the acquisition of SRS in fiscal 1998 and the unusually high number of product launches commenced during the three months ended September 30, 1998. See discussion above under "Product Launches". This increase in production costs was partially offset by lower cost of sales associated with the loss of sales volume as discussed above and a reduction in production costs as a result of actions taken under the Repositioning Program. In addition, the Company incurred approximately $5.0 million during the six months ended December 31, 1998 related to disruption costs associated with the closing of manufacturing facilities in connection with the Repositioning Program, as well as $1.3 million charge relating to settlement of a warranty claim.

Gross profit increased 67% to $94.4 million for the six months ended December 31, 1998 from $56.5 million for the six months ended December 31, 1997. Gross profit as a percentage of net sales was 13% for the six months ended December 31, 1998 compared to 11% for the six months ended December 31, 1997. Gross profit for the six months ended December 31, 1997 reflected a $21.7 million charge against cost of sales relating to expected losses under contracts acquired in connection with the SRS acquisition. Excluding this charge, gross profit as a percentage of net sales for the six months ended December 31, 1997 would have been 17% compared to 12% for the six months ended December 31, 1998. Excluding this charge, this decrease in gross profit as a percentage of sales was due to (i) a shift in product mix from high margin EMS sensors to lower margin products, primarily seat belts acquired in the SRS acquisition, (ii) disruption costs incurred during the six months ended December 31, 1998, (iii) higher production costs associated with the unusually high number of product launches commenced during the three months ended September 30, 1998, and (iv) a shift in product mix due to a higher proportion of products with lower average margins than the average margin attributable to products sold by the Company during the six months ended December 31, 1997.

Selling, general and administrative expenses increased 18% to $44.2 million for the six months ended December 31, 1998 from $37.5 million for the six months ended December 31, 1997. The increase was primarily attributable expenses aggregating $1.1 million incurred to settle a claim relating to the Lemelson bar coding patent, costs associated with SRS, which was acquired in October 1997, and bad debt expenses aggregating $0.6 million. This increase in selling, general and administrative expenses was partially offset by cost savings associated with the Repositioning Program.

Research, development and engineering expenses increased 80% to $49.4 million for the six months ended December 31, 1998 from $27.5 million for the six months ended December 31, 1997. This increase reflected increased costs associated with the ongoing activities of SRS, which was acquired in October 1997, and HS Technik and Design, which was acquired in May 1998, and an increase in spending for new product development and additional application engineering costs associated with new product launches. This increase was partially offset by cost savings relating to reduced headcount and related expenses as a result of the Repositioning Program.

Amortization of intangibles increased by $5.9 million during the six months ended December 31, 1998. The increase in amortization expense was primarily the result of the goodwill and other intangibles associated with the acquisition of SRS.

Operating loss for the six months ended December 31, 1998 was $11.0 million compared to $351.4 million for the six months ended December 31, 1997. Operating loss as a percentage of net sales was (2)% for the six months ended December 31, 1998 compared to (66)% for the six months ended December 31, 1997. The operating loss for the six months ended December 31, 1997 includes $365.4 million in one-time charges: (i) $259.5 million of repositioning and impairment charges,
(ii) a $77.5 million chargerelating to the write-off of certain in-process research and development, and (iii) a $28.4 million charge against cost of sales for inventory and long-term contracts relating to manufacturing processes that will be exited. Excluding these $365.4 million of charges, the decrease in operating income was primarily due to the shift in product mix, product launches and disruption costs discussed above.

Interest expense for the six months ended December 31, 1998 increased 21% to $42.7 million as compared to the six months ended December 31, 1997. This increase in interest expense was primarily due to the increase in average borrowings outstanding as a result of the acquisition of SRS in October 1997. This increase was offset partially by interest savings resulting from voluntary debt reductions.

During the six months ended December 31, 1998 the Company recorded a foreign tax expense of $2.3 million which was partially offset by a $0.5 million domestic benefit for a tax credit. No other tax benefit was recognized for either domestic or foreign purposes due to the provisions of SFAS No. 109. SFAS No. 109 states that a valuation allowance is recognized if, it is more likely than not, some portion or all of the deferred tax asset will not be realized. For both domestic and foreign jurisdictions, a valuation allowance for the deferred income tax benefit related to the current loss incurred has been recorded.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary cash requirements are for working capital, servicing the Company's indebtedness and capital expenditures. The Company intends to fund these cash needs with cash from operations together with borrowings available under its credit facility. On April 28, 1998, the Company entered into a new $675.0 million credit facility. At December 31, 1998, the Company had an aggregate of $528.0 million of borrowings outstanding under the credit facility, which bore interest at a weighted average rate of 7.48% per annum at such date, and had aggregate borrowing availability thereunder of $54.4 million. Because the Company would have been in violation of the net worth covenant in the loan agreement relating to the credit facility as of December 31, 1998, the Company obtained a waiver of this covenant from the lenders that was effective from December 30, 1998 through February 12, 1999 (the "First Waiver"). Pursuant to the First Waiver, the maximum borrowing availability under the company's revolving line of credit was decreased from $150.0 million (including letters of credit) to $110.0 million (including letters of credit).

On February 11, 1999, the Company obtained a new waiver (the "Second Waiver") of such net worth covenant as well as an event of default that existed due to the Company's failure to register certain securities as required under certain agreements to which it is a party. The Second Waiver is effective from February 13, 1999 through March 30, 1999. In connection with the Second Waiver, the maximum borrowing availability under the revolving line of credit was increased to $125.0 million (including letters of credit). As of February 15, 1999, the Company had an aggregate of $570.9 million of borrowings outstanding under the credit facility (including $82.9 million of revolver borrowings). Additionally, $15.6 million of letters of credit were outstanding under the revolving line of credit leaving an aggregate borrowing availability thereunder of $26.5 million. The Company paid the lenders fees aggregating $1.3 million in connection with the Second Waiver. The Company is not currently in violation of any covenants contained in the loan agreement.

The Company is in the process of negotiating an amendment to the loan agreement relating to the net worth covenant and the existing event of default as well as certain other financial covenants. The Company is not currently in violation of these other financial covenants but anticipates that, to the extent such covenants are not amended, it will be in violation on March 31, 1999 of the two covenants presently waived and it anticipates violation of certain other financial covenants by June 30, 1999. The Company anticipates that in connection with any such amendment, borrowing availability under the revolving line of credit will be restored to $150.0 million. Although the Company believes that it will be able to negotiate the necessary amendments with its lenders, there can be no assurance that it will be able to do so. Any amendment to the loan agreement must be approved by the lenders holding more that 50% of the commitments and borrowings outstanding under the credit facility. In the absence of a further waiver or an amendment to the loan agreement, after March 30, 1999, the lenders would be entitled to exercise all of their rights under the loan agreement including, without limitation, declaring all amounts outstanding under the credit facility immediately due and payable and/or exercising their rights with respect to the collateral securing the credit facility which consists of, among other things, substantially all of the real and personal property of the Company and its subsidiaries.

If the Company is unable to obtain a further waiver or amendment to the loan agreement, the Company may not have sufficient cash to meet its working capital, debt service and capital expenditure needs beyond March 30, 1999, in which case, the Company may be required to obtain financing from other sources. There can be no assurance that such financing will be available or, if available, that it will be on terms satisfactory to the Company. Consequently, the inability to obtain any such waiver, amendment or alternative financing would have a material adverse effect on the Company's financial condition and results of operations.

Until such time as the credit facility is amended as discussed above or all amounts outstanding under the credit facility are repaid in full, borrowings outstanding under the credit facility will be classified as a current liability on the Company's consolidated balance sheet.

On April 28, 1998, the Company issued and sold an aggregate of $330 million of its Notes in a private transaction under Rule 144A under the Securities Act. In connection with the Notes Offering, the Company entered into the Notes Agreement pursuant to which it agreed to offer to exchange the Notes for substantially identical 9.25% Senior Subordinated Notes due 2008 registered under the Securities Act. Pursuant to the Note Agreement, the Company was required to complete the Exchange Offer by the date 180 days after the Closing Date. The Company filed the registration statement relating to the Exchange Offer on June 24, 1998. Because the Exchange Offer had not been consummated on or prior to the date 180 days after the Closing Date as required under the Note Agreement, the interest rate borne by the Notes increased pursuant to the Note Agreement by 0.25% on the 181st day after the Closing Date. The interest rate has and will continue to increase by 0.25% on the 1st day of each subsequent 90-day period; provided, however, that in no event will the interest rate borne by the Notes be increased by more than 1.5%. The Notes currently bear interest at a rate of 9.75% per annum.

On November 25, 1998, the Company sold $257.7 million of its Convertible Debentures to BTI Capital Trust, which, concurrently therewith, sold $250.0 million aggregate liquidation amount of its Preferred Securities (which are fully and unconditionally guaranteed by the Company) in a private transaction under Rule 144A under the Securities Act (the "Preferred Securities Offering"). In connection with the Preferred Securities Offering, the Company entered into a registration rights agreement (the "Preferred Securities

Agreement") pursuant to which it agreed to register (and cause BTI Capital Trust to register), among other things, the Convertible Debentures and Preferred Securities. Pursuant to the Preferred Securities Agreement, the Shelf Registration Statement (as defined therein) was required to be effective on or prior to June 17, 1998. The Company filed the Shelf Registration Statement on March 18, 1998. Because the Shelf Registration Statement was not declared effective by June 17, 1998, the interest rate on the Convertible Debentures and the distribution rate applicable to the Preferred Securities increased by 0.25%, payable in arrears, with the first quarterly payment due on the first interest or distribution date following June 17, 1998.

The Shelf Registration Statement was not declared effective and the Exchange Offer was not completed on or prior to the required dates because the Commission was reviewing certain periodic reports previously filed by the Company. The commission has now completed its review and the interest rate borne by the Notes and the Convertible Debentures and the distribution rate in respect of the Preferred Securities will be reduced to the original amounts on the date the Shelf Registration Statement is declared effective and the Exchange Offer is completed, as the case may be, which the Company currently expects will be prior to April 15, 1999.

The cash flow from operations for the six months ended December 31, 1997 was adversely affected by the $365.4 million in one-time charges recorded in the quarter ended December 31, 1997, partially offset by changes in working capital items.

Capital expenditures aggregated $32.3 million for the six months ended December 31, 1998. Investments continue to be made to support productivity improvements, cost reduction programs, finance new program launches, capital needs to improve manufacturing efficiency and added capability for existing and new products and reconfigurations of manufacturing facilities relating to the Repositioning Program. The Company estimates that capital expenditures will aggregate approximately $38.0 million during the remainder of fiscal 1999. Cash investments in BSRS during the period were not material. The Company's ability to invest in BSRS is limited under the Company's credit facility and the Senior Subordinated Notes due 2008.

The Company has market risk exposure from the impact of interest rate changes. The Company has elected to manage this risk through the maturity structure of its borrowings and through the use of interest rate swap and cap instruments. Currently, interest rates affecting approximately 35% of the Company's debt will vary directly with market rates due to the short-term nature of its maturity and the absence of interest rate management instruments associated with this debt. Given the Company's present exposure to rate movements, each 0.5% change in rates will impact interest approximately $1.6 million. This analysis considers only the impact of the hypothetical interest rate changes and not the overall economic activity impacting the Company.

YEAR 2000
The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Company is a member of the Automotive Industry Action Group (AIAG), an automotive trade association whose members are the North American vehicle manufacturers and many large suppliers. These member organizations assemble as the AIAG to tackle industry issues in supply, manufacturing, engineering, quality and finance. The AIAG investigates the benefits of commonization in new areas, examines established processes with an eye toward improvements and compares procedures to determine best practices. The result of this work is the development of new technologies and the standards that govern their usage. One of the issues the AIAG has been charged with confronting is Year 2000 compliance among automotive suppliers.

As a member of the AIAG and in conjunction with our major customers, the Company has used the AIAG guidelines for Y2K compliance. The phases prescribed by AIAG are:

AWARENESS Within the Company the level of awareness of the significance of the Y2K issue has been elevated through meetings and notifications throughout the organization. This phase of the project is an ongoing effort.

INVENTORY The Company conducted a worldwide inventory of all computer hardware and software (including business and operational applications, operating systems and third party products) and other equipment that may be at risk, and identified key third party businesses whose Y2K failure might most significantly impact the Company. This phase has been completed.

RISK EVALUATION After the identification of each at-risk system, the Company assessed how critical the system was to the business operation and the potential impact of failure. Resources for remediation were allocated based on the level of risk assigned. This phase has been completed.

REMEDIATION The Company has targeted a completion date of March 1999 for remediation of its critical systems and will continue to address remediation of other systems on a prioritized basis thereafter.

TESTING After remediation, all implemented solutions will be tested in isolation and with their interface with all other systems. This phase is closely related to the remediation phase and is scheduled for completion by June 30, 1999.

ACCEPTANCE AND IMPLEMENTATION This phase involves having functional experts review test results and pre-established criteria to ensure compliance. This phase assures that business processes or groups of components will function correctly regardless of dates used. The Company expects all critical systems to be accepted and implemented by August 31, 1999.

The  Company  has  determined  that it will be  required  to modify  or  replace portions of its software and hardware so its computer systems will properly utilize dates beyond December 31, 1999. These assessments indicated that some of the Company's significant information technology systems and operating equipment, (i.e., production and manufacturing systems) could be affected.

Affected operating equipment includes automated assembly lines and related technologies used in various aspects of the manufacturing process. However, based on a review of its product lines, the Company has determined that the products it has sold and will continue to sell do not require remediation to be Year 2000 compliant. Accordingly, the Company does not believe the Year 2000 presents a material exposure as it relates to the Company's products. In addition, the Company has gathered information about the Year 2000 compliance status of its significant suppliers and subcontractors and continues to monitor their compliance.

For its information technology exposures, the Company expects to complete software reprogramming no later than March 31, 1999. Once software is reprogrammed and replaced for a system, the Company begins testing and implementation. These phases run concurrently for different systems. Completion of the testing phase for all significant systems is expected by March 31, 1999, with all remediated systems fully tested and implemented by August 31, 1999.

The remediation of operating equipment is significantly more difficult than the remediation of the information technology systems because some of the manufacturers of that equipment are no longer in business. Testing of this equipment is also more difficult than the testing of the information technology systems. Once testing is complete, the operating equipment is ready for immediate use. The Company expects to complete its remediation efforts by March 31, 1999. Testing and implementation of all critical equipment is expected to be completed by June 30, 1999.

The Company is in the process of working with suppliers and customers to ensure that the Company's systems that interface directly with third parties are Year 2000 compliant by December 31, 1999. The Company has completed its assessment efforts. Testing of all material systems is expected no later than March 31, 1999. Implementation is expected to be completed by June 30, 1999. Each vendor queried believed its order entry and inventory management systems would be Year 2000 compliant by the end of 1999.

The Company has queried its important suppliers and customers that do not share information systems with the Company. To date, the Company is not aware of any suppliers or customers Year 2000 issue that would materially impact the Company's results of operations or financial condition. However, the Company has no means of ensuring that suppliers and customers will be Year 2000 ready. The inability of its external agents to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The effect of noncompliance by its suppliers and customers is not determinable.

The Company will utilize both internal and external resources to reprogram or replace, test and implement the software and operating equipment for Year 2000 modifications. The total cost of the Year 2000 project is estimated at $7 million and is being funded with cash from operations. To date, the Company has incurred approximately $2.5 million ($2.5 million expensed) relating for all phases of the Year 2000 project. Of the total remaining project costs, the remaining $4.5 million relates to repair of hardware and software and will be expensed as incurred.

The Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, and other factors. Estimates on the status of completion and the expected completion dates are based on costs incurred to date compared to total expected costs. However, there can be no guarantee these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

There can be no assurance that the Company will be completely successful in its efforts to address Year 2000 issues. The Company could suffer lost sales or other negative consequences, including, but not limited to, diversion of resources, damage to the Company's reputation, increased service and warranty costs and litigation, any of which could materially adversely affect the Company's business operations or financial statements.

The Company is also dependent on third parties such as its customers, suppliers, service providers and other business partners. If these or other third parties fail to adequately address Year 2000 issues, the Company could experience a negative impact on its business operations or financial statements. For example, the failure of certain of the Company's principal suppliers to have Year 2000 compliant internal systems could impact the Company's ability to manufacture and/or ship its products or to maintain adequate inventory levels for production.

Although the Company has not yet developed a comprehensive contingency plan to address situations that may result if the Company or the third parties upon which the Company is dependent are unable to achieve Year 2000 readiness the Company's Year 2000 compliance program is ongoing and its ultimate scope, as well as the consideration of contingency plans, will continue to be evaluated as new information becomes available.

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

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders was held on Thursday, November 19, 1998 at which the following matters was submitted to a vote of the shareholders:

Votes cast for or withheld regarding the seven individuals elected as directors of the Company for a term expiring at the next annual meeting of shareholders were as follows:


Name                          # of Shares Voted For         # of Shares Withheld
----                          ---------------------         --------------------
Allen K. Breed                      34,747,811                     181,307
Johnnie C. Breed                    34,757,774                     171,344
Larry W. McCurdy                    34,774,495                     154,623
Charles J. Speranzella              34,770,978                     158,140
Robert W. Shower                    34,770,178                     159,940
Alberto Negro                       34,769,678                     159,840
Dr. -Ing. Franz Wressnigg           34,768,678                     160,440


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits

None

    (b)  Reports on Form 8-K -

None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            Breed Technologies, Inc.
                                  (REGISTRANT)



February 16, 1999




                         By:   /s/ J.F. Gallagher
                                   Cheif Financial Officer