Form 10-Q
period 1999-03-31
BREED TECHNOLOGIES INC
filed 1999-05-17
CIK 891531

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-Q

            [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                 For the quarterly period ended: March 31, 1999
                                       or

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

                                             INDEX


PART I. FINANCIAL INFORMATION                                             PAGE


ITEM 1.  FINANCIAL STATEMENTS

               Consolidated Condensed Balance Sheets - March 31, 1999
                  (Unaudited)and June 30, 1998 .........................    1

               Consolidated Condensed Statements of Operations (Unaudited)
                  Three and nine months ended March 31, 1999 and 1998...    3

               Consolidated Condensed Statements of Cash Flows (Unaudited)
                  Nine months ended March 31, 1999 and 1998.............    4

               Notes to Consolidated Condensed Financial Statements
                  (Unaudited) ..........................................    5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS .........................   20



PART II.  OTHER INFORMATION


ITEM 1. Legal Proceedings..............................................    30

ITEM 4. Submission of Matters to a Vote of Security Holders............    30

ITEM 6. Exhibits and Reports on Form 8-K ..............................    30

SIGNATURES ............................................................    31

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

BREED TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
IN MILLIONS, EXCEPT FOR SHARE DATA
                                                     March 31,       June 30,
                                                       1999            1998
                                                  -------------    -----------
                                                           (Unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents                          $   25.9         $   44.4
  Accounts receivable, principally trade                301.3            275.3
  Inventories:
    Raw materials                                        58.0             75.0
    Work in process                                      22.7             18.2
    Finished goods                                       18.4             15.9
                                                    -----------      ----------
        Total Inventories                                99.1            109.1
                                                    ------------     ----------
    Income tax receivable                                 1.5             64.6
    Prepaid expenses and other current assets            37.6             27.7
                                                    ------------     ----------

        Total Current Assets                             465.4            521.1

Property, plant and equipment, net                       322.2            365.2
Intangibles, net                                         549.6            692.1
Net assets held for sale                                  52.4             29.0
Other assets                                              34.5             42.5
                              Total Assets           $ 1,424.1        $ 1,649.9
                                                    ============     ==========

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

BREED TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
IN MILLIONS, EXCEPT FOR SHARE DATA

                                                       March 31,       June 30,
                                                         1999            1998
                                                     -------------    ----------
                                                              (Unaudited)
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:

  Notes payable and current portion of long-term       $   607.7       $   46.9
   debt(Note 3)
  Accounts payable                                         272.3          254.9
  Accrued expenses                                         190.2          233.2
                                                     -------------    ----------
        Total Current Liabilities                        1,070.2          535.0

Long-term debt (Note 3)                                    347.6          851.1
Other long-term liabilities                                 14.3           25.6
                                                     -------------    ----------
        Total Liabilities                                1,432.1        1,411.7
                                                     =============    ==========

Company obligated mandatorily redeemable convertible
  preferred securities                                     250.0          250.0

Stockholders' Deficit:
 Common stock, par value $0.01, authorized 75,000,000
  shares,issued and outstanding 36,848,632 and 36,850,261
  shares at March 31, 1999 and June 30, 1998,respectively    0.4            0.4

 Series A Preference Stock par value $0.01, authorized
  5,000,000 shares, issued and outstanding 1 share at
  March 31, 1999 and June 30, 1998                            --             --

  Additional paid-in capital                               197.4          197.6
  Warrants                                                   1.9            1.9
  Retained deficit                                        (424.5)        (184.0)
  Accumulated other comprehensive loss (Notes 4 and 5)     (33.2)         (27.4)
  Unearned compensation                                       --           (0.3)
                                                     -------------    ----------
    Total Stockholders' Deficit                           (258.0)         (11.8)
                                                     -------------    ----------
        Total Liabilities and Stockholders' Deficit   $  1,424.1      $ 1,649.9
                                                     =============    ==========

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

BREED TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
IN MILLIONS, EXCEPT PER SHARE DATA

                                                          Three Months Ended     Nine Months Ended
                                                               March 31,             March 31,
                                                          ------------------     -----------------
                                                           1999        1998       1999       1998
                                                          -------    -------    -------    -------
Net sales                                                $  401.2   $  431.7    $1136.6   $  967.6
Cost of sales                                               357.0      356.8      998.0      836.1
                                                          --------   --------   --------   --------
Gross profit                                                 44.2       74.9      138.6      131.5
                                                          --------   --------   --------   --------
Operating expenses:
  Selling, general and administrative expenses               20.5       22.1       64.6       59.7
  Research, development and engineering expenses             23.3       22.4       72.7       49.9
  Repositioning and impairment charges (Notes 2 & 10)       135.2         --      135.2      259.5
  In-process research and development expenses                 --         --         --       77.5
  Amortization of intangibles                                 5.8        6.8       17.6       12.7
                                                          --------   --------   --------   --------
    Total operating expenses                                184.8       51.3      290.1      459.3
                                                          --------   --------   --------   --------
        Operating income (loss)                            (140.6)       23.6    (151.5)    (327.8)

Interest expense                                             23.1        28.2      65.2       63.7
Other income (expense), net                                  (0.7)        2.8        --        2.8
                                                          ---------  ---------  --------   --------
  Loss before income taxes and distributions
   on Company obligated mandatorily redeemable
   convertible preferred securities                        (164.4)      (1.8)    (216.7)    (388.7)
Income taxes (benefit)(Note 6)                                3.1      (4.4)        4.9     (54.3)
Distributions on Company obligated mandatorily
  redeemable convertible preferred securities                 4.3        4.3       13.1        5.7
                                                          ---------  ---------  --------   --------
Loss before extraordinary item                             (171.8)      (1.7)    (234.7)    (340.1)
Extraordinary loss net of tax benefit of $1.4 million          --         --         --       (0.7)
                                                          ---------  ---------  --------   --------
        Net loss                                         $ (171.8)   $  (1.7)   $(234.7)  $ (340.8)
                                                          =========  =========  ========   ========

Loss per share (Note 7):
Basic loss per share
     Loss before extraordinary item                       $ (4.66)    $(0.05)   $ (6.37)  $ (10.33)
     Extraordinary item                                        --         --         --     (0.02)
                                                          ---------  ---------  --------   --------
               Net loss                                   $ (4.66)    $(0.05)   $ (6.37)  $ (10.35)
                                                          =========  =========  ========   ========
Diluted loss per share
     Loss before extraordinary item                       $ (4.66)    $(0.05)   $ (6.37)  $ (10.33)
     Extraordinary item                                        --         --         --     (0.02)
                                                          ---------  ---------  --------   --------
               Net loss                                   $ (4.66)    $(0.05)   $ (6.37)  $ (10.35)
                                                          =========  =========  ========   ========
Shares used for computation:
     Basic                                                  36.849     35.380     36.849     32.923
     Diluted                                                36.849     35.380     36.849     32.923


SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

BREED TECHNOLOGIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
IN MILLIONS

                                                          Nine Months Ended March 31,
                                                             1999              1998
                                                          ----------         ---------
Cash Flows from Operating Activities:
    Net loss                                             $   (234.7)        $  (340.8)
Adjustments to reconcile net loss to net cash used in
 operating activities:
   Depreciation and amortization                               55.6              43.4
   Changes in working capital items and other                 139.0             267.5
                                                          ----------         ---------
        Net cash used in operating activities                 (40.1)            (29.9)
                                                          ----------         ---------

Cash Flows from Investing Activities:
  Cost of acquisitions and capital expenditures               (50.8)           (760.1)
  Proceeds from sale of assets                                  4.5               4.2
                                                          ----------         ---------
        Net cash used in investing activities                 (46.3)           (755.9)
                                                          ----------         ---------

Cash Flows from Financing Activities:
    Proceeds from debt                                        489.5           1,182.0
    Proceeds from Preference Stock issuance                      --             554.0
    Repayment of debt                                        (432.3)           (722.3)
    Redemption of Preference Stock                               --            (210.0)
    Cash dividends paid                                          --              (2.2)
    Proceeds from common stock issued                            --               1.6
                                                          ----------         ---------
        Net cash provided by financing activities              57.2             803.1
                                                          ----------         ---------

Effect of exchange rate changes on cash                        10.7             (11.9)
                                                          ----------         ---------

Net (decrease) increase in cash and cash equivalents          (18.5)              5.4
Cash and cash equivalents at beginning of period               44.4              18.7
                                                          ----------         ---------
Cash and cash equivalents at end of period                $    25.9         $    24.1
                                                          ==========         =========

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

GENERAL - The accompanying unaudited consolidated condensed financial statements of Breed Technologies, Inc. (the "Company" or "Breed") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 31, 1999 are not necessarily indicative of results that may be expected for the year ending June 30, 1999. The consolidated financial statements include the accounts of Breed and all majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the year ended June 30, 1998.

REVENUE RECOGNITION AND SALES COMMITMENTS - The Company recognizes revenue when title and risk of loss transfers to its customers, which is generally upon shipment of products to customers. The company generally enters into agreements with its customers at the beginning of a given vehicle's life to produce products. Once such agreements are entered into by the Company, fulfillment of the customer's purchasing requirements is generally the obligation of the Company for the entire production life of the vehicle (which averages five years). In certain instances, the Company may be committed under existing agreements to supply products to its customers at selling prices that are not sufficient to cover the direct cost to produce such products. In such situations, the Company records a liability for the estimated future amount of such losses under such agreements to the earliest date on which the Company can terminate such agreements. Such losses are recognized at the time that the loss is probable and reasonably estimable. Losses are estimated based upon information available at the time of the estimate, including future production volume estimates, length of the program and selling price and production cost information.

NOTE 2 - REPOSITIONING AND IMPAIRMENT CHARGES

During the quarter ended December 31, 1997, the Company formulated a repositioning program which is intended to (i) enhance the Company's competitiveness and productivity, (ii) reduce costs and increase asset control and (iii) improve processes and systems (the "Repositioning Program"). The Company's Repositioning Program has been substantially completed as of March 31, 1999, with the remaining repositioning actions such as the sale of Gallino Plastics (see Note 9) to be completed by June 30, 1999. Any excess accrual balance will be adjusted in the June 1999 quarter results of operations.

During the nine months ended March 31, 1999, the repositioning and impairment accrual was reduced by $9.5 million as a result of cash charges. The following table sets forth the details and the cumulative activity relating to the repositioning and impairment charge as of March 31, 1999:

                                              Accrual                           Accrual
                                              Balance                           Balance
                                              at June   Cash        Non-Cash       at
     IN MILLIONS                              30, 1998  Reductions  Reductions  March
                                                                                31, 1999
     ---------------------------------------- --------- ----------- ----------- ----------
     Headcount reductions                      $  15.9    $   3.5      $   --    $  12.4
     Facility consolidations                      18.9        6.0          --       12.9
     ====================================== =========== ========== =========== ==========
          Total                                $  34.8    $   9.5      $   --    $  25.3
     ====================================== =========== ========== =========== ==========

The Company is considering a second repositioning plan however, no formal decision has been committed to by management or the Board of Directors.

NOTE 3 - DEBT

A summary of debt follows:

                                                                       March 31,        June 30,
                                                                         1999             1998
                                                                      -----------     -----------
Term Loan A, interest at 8.01% and 7.825% at March 31, 1999,and
  June 30, 1998, respectively, installments due 1999 through 2004    $    297.6        $   309.2
Term Loan B, interest at 8.51%and 8.075% at March 31, 1999, and
  June 30, 1998, respectively, installments due 2005 through 2006         190.4            197.8
Revolver, interest at 8.00% at March 31, 1999                              92.0
Senior Subordinated Notes, interest at 9.75% and 9.25% at March 31,
  1999 and June 30, 1998 respectively, due April 15, 2008                 330.0            330.0
Foreign short-term lines of credit, weighted average
  interest rate of 5.67%, installments due various                         20.4             30.4
Mortgages and equipment financing loans                                    24.9             30.6
                                                                      -----------     -----------
Total debt                                                                955.3            898.0
Less current maturities                                                   607.7             46.9
                                                                      -----------     -----------
Total long-term debt                                                 $    347.6        $   851.1
                                                                      ===========     ===========

On April 28, 1998, the Company entered into a new $675.0 million credit facility. At March 31, 1999, the Company had an aggregate of $580.0 million of borrowings outstanding under the credit facility, which bore interest at a weighted average rate of 8.1725% per annum at such date, and had aggregate borrowing availability thereunder of $14.0 million. Because the Company would have been in violation of certain financial covenants in the loan agreement relating to the credit facility as of March 31, 1999, the Company obtained a waiver of these covenants from the lenders that was effective from March 30, 1999 through June 29, 1999 (the "Fourth Waiver"). Pursuant to the Fourth Waiver, the maximum borrowing availability under the company's revolving line of credit was decreased from its original level of $150.0 million (including letters of credit) to $125.0 million (including letters of credit). The Company paid the lenders fees aggregating $1.1 million in connection with the Fourth Waiver.

On March 3, 1999 the Company obtained an additional waiver (the "Third Waiver") in anticipation of the Company's disposition of its Gallino Plastics business. The Third Waiver provided for the release from the credit facility's negative pledge provision limiting the Company's ability to pledge its retained interest in the new joint venture formed as a result of the disposition of the Gallino Plastics business and removed certain restrictions that would have limited the Company's ability to transfer the shares of its FAS S.p.A. and A.P. Co. S.r.l. subsidiaries which are an integral part of the Gallino Plastics business. (See the Subsequent Event Note as it relates to the Gallino Plastics business.)

On February 11, 1999, the Company obtained a waiver (the "Second Waiver") of the net worth covenant in the loan agreement relating to the credit facility as well as an event of default that existed due to the Company's failure to register certain securities as required under certain agreements to which it is a party. The Second Waiver was effective from February 13, 1999 through March 30, 1999. In connection with the Second Waiver, the maximum borrowing availability under the revolving line of credit was increased to $125.0 million (including letters of credit) from $110.0 million (including letters of credit) previously established at the granting of the "First Waiver" discussed below. The Company paid the lenders fees aggregating $1.3 million in connection with the Second Waiver.

On December 31, 1998 the Company obtained a waiver (the "First Waiver") of the net worth covenant in the loan agreement relating to the credit facility. The First Waiver was effective from December 30, 1998 through February 12, 1999. Pursuant to the First Waiver, the maximum borrowing availability under the Company's revolving line of credit was decreased from $150.0 million (including letters of credit) to $110.0 million (including letters of credit).

Although the Company intends to negotiate the necessary amendments on additional waivers with its lenders, there can be no assurance that it will be able to do so. Any amendment to the loan agreement must be approved by the lenders holding more than 50% of the commitments and borrowings outstanding under the credit facility. In the absence of a further waiver or an amendment to the loan agreement, after June 29, 1999, the lenders would be entitled to exercise all of their rights under the loan agreement including, without limitation, declaring all amounts outstanding under the credit facility immediately due and payable and/or exercising their rights with respect to the collateral securing the credit facility which consists of, among other things, substantially all of the real and personal property of the Company and its subsidiaries.

If the Company is unable to obtain a further waiver or amendment to the loan agreement, the Company may not have sufficient cash to meet its working capital, debt service and capital expenditure needs beyond June 29, 1999, in which case, the Company may be required to obtain financing from other sources. There can be no assurance that such financing will be available or, if available, that it will be on terms satisfactory to the Company. Consequently, the inability to obtain any such waiver, amendment or alternative financing would have a material adverse effect on the Company's financial condition and results of operations.

Until such time as the credit facility is amended as discussed above or all amounts outstanding under the credit facility are repaid in full, borrowings outstanding under the credit facility will be classified as a current liability on the Company's consolidated balance sheet.

On April 28, 1998, the Company issued and sold an aggregate of $330 million of its 9.25% Senior Subordinated Notes due 2008 (the "Notes") in a private transaction under Rule 144A under the Securities Act of 1933, as amended (the "Securities Act") (the "Notes Offering"). In connection with the Notes Offering, the Company entered into a registration rights agreement (the "Notes Agreement") pursuant to which it agreed to offer to exchange the Notes for substantially identical 9.25% Senior Subordinated Notes due 2008 registered under the Securities Act (the "Exchange Offer"). Pursuant to the Notes Agreement, the Company was required to complete the Exchange Offer by the date 180 days after April 28, 1998 (the "Closing Date"). The Company filed the registration statement relating to the Exchange Offer on June 24, 1998. Because the Exchange Offer had not been consummated on or prior to the date 180 days after the Closing Date as required under the Notes Agreement, the interest rate borne by the Notes increased pursuant to the Notes Agreement by 0.25% on the 181st day after the Closing Date. The interest rate increased thereafter by 0.25% on the 1st day of each subsequent 90-day period. The Notes bore interest at a rate of 9.75% per annum at March 31, 1999. The Exchange Offer was completed on April 12, 1999 restoring the interest rate with respect to the notes to the original rate of 9.25% as of April 12, 1999.

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

The Shelf Registration Statement was declared effective on March 11, 1999 and the interest rate borne by the Notes and the Convertible Debentures and the distribution rate in respect of the Preferred Securities was reduced to the original amounts on March 11, 1999.

On May 12, 1999, the Company gave notice to BTI Capital Trust of its selection of an Extension Period. Payments of interest on the Debt Securities will be deferred, and no interest shall be due and payable during the Extension Period the Company has selected. The Extension Period will not exceed 20 consecutive quarters, including the quarter ending June 30, 1999, and no future payments will be made during this time until further notice. As a result, BTI will defer the quarterly dividend payment due May 15, 1999 relating to its convertible preferred as permitted under the trust instrument.

NOTE 4 -COMPREHENSIVE INCOME OR LOSS

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

                                                       Nine months ended March 31,
                                                    --------------------------------
                                                         1999               1998
                                                     -----------         ----------
    Net loss                                          $ (234.7)          $ (340.8)
    Foreign currency translation adjustment               (5.8)             (11.9)
                                                     -----------         ----------
    Comprehensive loss                                $ (240.5)          $ (352.7)
                                                     ===========         ==========

NOTE 5 - FOREIGN CURRENCY TRANSLATIONS

The Company translates foreign currencies into U.S. dollars using quarter-end exchange rates for foreign assets and liabilities and weighted average rates for foreign income and expenses. Translation gains and losses arising from the conversion of the foreign balance sheets and income statements into U.S. dollars are reflected as a separate component of comprehensive loss and included in other comprehensive loss in accumulated stockholders' deficit. With respect to operations in Mexico, the functional currency is the U.S. dollar, and any gains or losses from translations are included directly in income. During the nine months ended March 31, 1999 key European currencies strengthened relative to the U.S. dollar and then weakened to end the nine month period relatively unchanged. As a result, the conversion of foreign balance sheets into U.S. dollars had very little impact on the foreign currency translation adjustment reported for such nine month period and the related assets and liabilities as measured in U.S. dollars remained relatively constant. The change in the U.S. dollar during the nine months ended March 31, 1999 did not have a material impact on the results of operations.

NOTE 6 -INCOME TAXES

During the nine months ended March 31, 1999, the Company recorded foreign tax expense of $5.4 million which was partially offset by a $0.5 million domestic benefit for a tax credit. No other tax benefit was recognized for either domestic or foreign purposes due to the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109). SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The need for a valuation allowance was addressed separately for domestic and foreign purposes. For domestic purposes, the Company is in a cumulative loss position and pursuant to SFAS No. 109, a valuation allowance was recorded by the Company to offset the portion of the domestic deferred tax asset which, upon reversal, could not be carried back against prior year's taxable income. A valuation allowance has been recognized to reduce to zero, foreign net deferred tax assets, primarily related to net operating loss carry-forwards in Finland, Spain and the U.K. and restructuring charges in Italy. Income taxes will be paid in foreign jurisdictions in which there is no ability to offset income earned in such jurisdictions against tax loss carry-forwards.

NOTE 7 - LOSS PER SHARE

The following table sets forth the computation of the numerator and denominator of the basic and diluted loss per share calculations:

                                                 Three Months Ended        Nine Months Ended
                                                     March 31,                 March 31,
                                                 1999          1998        1999         1998
                                                -----          ----        ----         ----
                                                (AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

BASIC LOSS

     Loss before extraordinary item             $ (171.8)    $  (1.7)    $ (234.7)   $ (340.1)
     Extraordinary item, net                          --          --           --        (0.7)
                                                ---------    --------    ---------   ---------
     Loss applicable to common stock            $ (171.8)    $  (1.7)    $ (234.7)    $ (340.8)
                                                =========    ========    =========   =========
Weighted average common shares outstanding        36.849       35.380      36.849       32.923
                                                =========    ========    =========   =========
BASIC LOSS PER SHARE
     Loss before extraordinary item             $  (4.66)    $  (0.05)   $  (6.37)    $ (10.33)
     Extraordinary item                               --           --          --        (0.02)
                                                ---------    ---------   ---------   ---------
               Net loss                         $  (4.66)    $  (0.05)   $  (6.37)    $ (10.35)
                                                =========    =========   =========   =========
DILUTED LOSS
     Loss before extraordinary item            $  (171.8)    $   (1.7)   $ (234.7)   $  (340.1)
     Extraordinary item, net                           --           --         --        (0.7)
                                                ---------    ---------   ---------   ----------
     Loss applicable to common stock           $  (171.8)    $   (1.7)   $ (234.7)   $  (340.8)
                                                =========    =========   =========   ==========
Share computation:
     Weighted average common shares outstanding    36.849       35.380     36.849        32.923
     Effect of diluted securities:
        Assumed exercise of stock options and           *            *          *             *
          warrants
        Series A Preference Stock                       *            *          *             *
        Company obligated mandatorily redeemable
          convertible preferred securities              *            *          *             *
                                                ---------    ---------   ---------   ----------
     Weighted average common shares outstanding
       as adjusted                                 36.849       35.380     36.849       32.923

DILUTED LOSS PER SHARE
     Loss before extraordinary item             $  (4.66)    $  (0.05)   $  (6.37)   $  (10.33)
     Extraordinary item                               --           --          --        (0.02)
                                                ---------    ---------   ---------   ----------
               Net loss                         $  (4.66)    $  (0.05)   $  (6.37)   $  (10.35)
                                                =========    =========   =========   ==========

  * ITEMS NOT ASSUMED IN THE COMPUTATION BECAUSE THEIR EFFECT IS ANTI-DILUTIVE

Each Company obligated mandatorily redeemable convertible preferred security is convertible, at the option of the holder, into shares of the Company's common stock, at a conversion rate of 2.1973 shares of common stock for each Preferred Security, subject to adjustment in certain circumstances.

Options to purchase 2,326,895 shares of common stock at prices between $6.875 and $32.25 per share were outstanding as of March 31, 1999 but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.

As part of the acquisition of VTI in June 1995, the Company issued to certain of the former stockholders of VTI warrants to purchase up to 100,000 shares of common stock between July 1, 1998 and June 30, 2000, at an exercise price of $25.75 per share. The 100,000 shares subject to the VTI warrants have not been included in the computation of diluted earnings per share for the three and nine months ended March 31, 1999 because the effect would be anti-dilutive.

In connection with the bridge loan credit facility entered into in connection with the acquisition of the safety restraints systems business ("SRS") of AlliedSignal, the Company issued to NationsBank, N.A. a warrant to purchase 250,000 shares of common stock of the Company at an exercise price of $23.125 per share. The 250,000 shares subject to the NationsBank warrant have not been included in the computation of diluted earnings per share for the three and nine months ended March 31, 1999 because the effect would be anti-dilutive.

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

NOTE 9 - SUBSEQUENT EVENTS

The Company acquired Gallino in July 1996 primarily for its steering wheel business. In 1997, the Company evaluated whether the nonsteering wheel business of Gallino, consisting of the manufacture of instrument panel, bumper and other plastic trim components, could be integrated into the core business of the Company and determined that this non-core business was not compatible with the Company's future plans.

During the fourth quarter of fiscal 1997, the Company committed to a plan to dispose of the nonsteering wheel business. The Company recorded the nonsteering wheel business at its net realizable value based on amounts set forth in a letter of intent to sell the business to a third party. In December 1997 when the transaction was not consummated the Company wrote down the carrying value to the estimated net realizable value based on then current negotiations. For financial reporting purposes, the assets and liabilities attributable to all of Gallino's nonsteering wheel business have been classified in the consolidated balance sheet as Assets Held for Sale.

On May 6, 1999, the Company completed the sale of 70% of the nonsteering wheel business of Gallino for approximately $43.0 million subject to post closing adjustments in connection with the establishment of a joint venture with Textron Automotive Company, Inc. and Magneti Marelli S.p.A. The Company has retained a 30% interest in the joint venture, which will be known as Textron Breed Automotive, S.r.l. The nonsteering wheel portion of Gallino reported $128.3 million in sales for the nine months ended March 1999. The results of the sale of the nonsteering wheel business of Gallino will be included in the Repositioning Program (See Note 2).

NOTE 10 - ASSET IMPAIRMENT CHARGE

In view of the losses in 1999, and as a part of the Company's annual planning process, the Company performed an impairment review of its long-lived assets consistent with SFAS No. 121 "Accounting For Long-Lived Assets and for
Long-Lived Assets to be Disposed of". The Company determined that its European seat belt business was impaired and wrote down the assets to the estimated fair value based on discounted cash flows. The third quarter charge of $135.2 million (no related tax effect) reduced intangible assets by $108.9 million and fixed assets by $26.3 million. The Company also determined that its North American and European airbag businesses, while not impaired at this time, could be impaired in the future if those businesses do not achieve their expected results of operations.

The Company acquired the European seat belt business in October 1997 as a part of its acquisition of the worldwide safety restraint business of AlliedSignal. In October 1997, the Company purchased substantially all the assets and assumed certain liabilities of AlliedSignal (SRS) related to the design, development, manufacturing, marketing and selling of automotive occupant restraint products and systems (including, but not limited to seat belt and airbag assemblies and components) for $710.0 million in cash subject to post-closing adjustments stipulated in the asset purchase agreement.

The impairment charge was necessary because the European seat belt businesses are performing materially worse than expected and have contracts to provide products at losses or marginal profits. Consequently, the businesses are not providing sufficient cash flows to recover the value of the long-lived assets.


NOTE 11 - FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-GUARANTOR SUBSIDIARIES

The Company conducts a significant portion of its business through subsidiaries. On April 28, 1998, the Company issued and sold an aggregate of $330 million of 9.25% Senior Subordinated Notes due 2008 ("the Notes"). The Notes of the Company are guaranteed, jointly and severally on a senior subordinated basis, by the domestic subsidiaries of the Company (the "Subsidiary Guarantors") other than BTI Capital Trust and certain domestic subsidiaries owned by a foreign subsidiary of the Company (the "Non-Guarantor Subsidiaries"). The Notes are subordinated in right of payment to all indebtedness and other liabilities (including trade payables) of the Non-Guarantor Subsidiaries.

Presented below are the condensed consolidating balance sheets as of March 31, 1999 and June 30, 1998, the condensed consolidating statements of operations for the three and nine months ended March 31, 1999 and 1998 and the condensed consolidating statements of cash flows for the nine months ended March 31, 1999 and 1998, for the Subsidiary Guarantors, the Non-Guarantor Subsidiaries, Parent only and the Company consolidated.


                    BREED TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                 MARCH 31, 1999
                                   (Unaudited)
                                   IN MILLIONS


                                                                       NON-
                                                    SUBSIDIARY      GUARANTOR      PARENT
                                                    GUARANTORS    SUBSIDIARIES      ONLY        ELIMINATIONS     CONSOLIDATED
                                                  -------------   -------------   --------     --------------   --------------
ASSETS
Cash and cash equivalents                          $   (19.1)     $     21.4    $    23.6        $       --       $     25.9
Accounts receivable, principally trade                 508.1           137.1          2.9            (346.8)           301.3
Inventories                                             52.6            47.6           --              (1.1)            99.1
Other current assets                                    11.2            17.6         10.3                --             39.1
                                                  -------------   -------------   --------     --------------   --------------
          Total current assets                         552.8           223.7         36.8            (347.9)           465.4
Property, plant and equipment, net                     158.0           158.7         37.4             (31.9)           322.2
Intangibles, net                                       488.6           165.2          4.7            (108.9)           549.6
Net assets held for sale                                  --            84.8        (32.4)               --             52.4
Other assets                                            22.2            (5.4)     1,028.1          (1,010.4)            34.5
                                                  -------------   -------------   --------     --------------   --------------
           Total assets                           $  1,221.6      $    627.0    $ 1,074.6        $ (1,499.1)      $  1,424.1
                                                  =============   =============   ========     ==============   ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)
Current liabilities:
     Notes payable and current portion of          $     --       $     27.7    $  580.0         $       --       $    607.7
       long-term debt
     Accounts payable                                  73.2            169.5        30.6               (1.0)           272.3
     Accrued expenses                                  93.4            175.4       269.3             (347.9)           190.2
                                                  -------------   -------------   --------     --------------   --------------
          Total current liabilities                   166.6            372.6       879.9             (348.9)         1,070.2
Long-term debt                                           --             17.6       330.0                 --            347.6
Other long-term liabilities                             5.1             11.7        (2.5)                --             14.3
                                                  -------------   -------------   --------     --------------   --------------
          Total liabilities                           171.7            401.9     1,207.4             (348.9)         1,432.1
Company obligated mandatorily redeemable
  convertible preferred securities                       --               --       250.0                 --            250.0
Stockholders' equity (deficit)                      1,049.9            225.1      (382.8)          (1,150.2)          (258.0)
                                                  -------------   -------------   --------     --------------   --------------
          Total liabilities and                  $  1,221.6       $    627.0    $1,074.6         $ (1,499.1)      $  1,424.1
            stockholders' equity (deficit)        =============   =============   ========     ==============   ==============



                    BREED TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                  JUNE 30, 1998
                                   (Unaudited)
                                   IN MILLIONS


                                                                     NON-
                                                   SUBSIDIARY      GUARANTOR       PARENT
                                                   GUARANTORS     SUBSIDIARIES      ONLY       ELIMINATIONS     CONSOLIDATED
                                                  ------------   --------------   --------    --------------   --------------
ASSETS
Cash and cash equivalents                          $   (22.9)      $    19.0     $   48.3       $      --       $     44.4
Accounts receivable, principally trade                 138.8           135.9          0.6              --            275.3
Inventories                                             57.3            51.8           --              --            109.1
Other current assets                                   527.5            72.1         67.4          (574.7)            92.3
                                                  ------------   --------------   --------    --------------   --------------
          Total current assets                         700.7           278.8        116.3          (574.7)           521.1
Property, plant and equipment, net                     203.1           129.5         32.6              --            365.2
Intangibles, net                                       431.1           257.8          3.2              --            692.1
Net assets held for sale                                  --            29.0           --              --             29.0
Other assets                                            25.0            44.4      1,015.4        (1,042.3)            42.5
                                                  ------------   --------------   --------    --------------   --------------
          Total assets                             $ 1,359.9       $   739.5     $1,167.5       $ 1,617.0)      $  1,649.9
                                                  ============   ==============   ========    ==============   ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)
Current liabilities:
     Notes payable and current portion of          $      --       $    35.2     $   11.7       $      --       $    46.9
       long-term debt
     Accounts payable                                   84.9           158.9         11.1              --           254.9
     Accrued expenses                                  229.0           235.4        346.6          (577.8)          233.2
                                                  ------------   --------------   --------    --------------   --------------
          Total current liabilities                    313.9           429.5        369.4          (577.8)          535.0
Long-term debt                                            --            25.8        825.3              --           851.1
Other long-term liabilities                             10.5            16.1         (1.0)             --            25.6
                                                  ------------   --------------   --------    --------------   --------------
          Total liabilities                            324.4           471.4      1,193.7          (577.8)         1,411.7
Company obligated mandatorily redeemable
  convertible preferred securities                        --              --        250.0              --            250.0
Stockholders' equity (deficit)                       1,035.5           268.1       (276.2)       (1,039.2)           (11.8)
                                                  ------------   --------------   --------    --------------   --------------
          Total liabilities and                    $ 1,359.9       $   739.5     $1,167.5      $ (1,617.0)       $ 1,649.9
            stockholders' equity (deficit)        ============   ==============   ========    ==============   ==============



                    BREED TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                        THREE MONTHS ENDED MARCH 31, 1999
                                   (Unaudited)
                                   IN MILLIONS


                                                                    NON-
                                                  SUBSIDIARY      GUARANTOR        PARENT
                                                  GUARANTORS     SUBSIDIARIES       ONLY      ELIMINATIONS     CONSOLIDATED
                                                -------------   --------------    --------   --------------   --------------
Net sales                                         $   216.9      $    216.9       $    --     $    (32.6)      $    401.2
Cost of sales                                         199.0           187.0           3.6          (32.6)           357.0
                                                -------------   --------------    --------   --------------   --------------
    Gross profit                                       17.9            29.9          (3.6)            --             44.2
                                                -------------   --------------    --------   --------------   --------------
Selling, general and administrative expenses            4.0             7.7           8.8             --             20.5
Research, development and engineering expenses         12.8             8.7           1.8             --             23.3
Impairment charges                                       --           135.2            --             --            135.2
Amortization of intangibles                             4.8             0.9           0.1             --              5.8
                                                -------------   --------------    --------   --------------   --------------
    Operating income (loss)                            (3.7)         (122.6)        (14.3)            --           (140.6)
Interest expense                                         --             1.5          21.6             --             23.1
Other income (expense), net                            (2.3)            6.3          (6.1)           1.4             (0.7)
                                                -------------   --------------    --------   --------------   --------------
  Earnings (loss) before income taxes and
   distributions on Company obligated
   mandatorily redeemable convertible
   preferred securities                                (6.0)         (117.8)        (42.0)           1.4           (164.4)
Income taxes (benefit)                                   --             3.1            --             --              3.1
Distributions on Company obligated
  mandatorily redeemable convertible
  preferred securities                                   --              --           4.3             --              4.3
                                                -------------   --------------    --------   --------------   --------------
    Net earnings (loss)                           $    (6.0)     $   (120.9)     $  (46.3)      $    1.4       $   (171.8)
                                                =============   ==============    ========   ==============   ==============



                    BREED TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                        NINE MONTHS ENDED MARCH 31, 1999
                                   (Unaudited)
                                   IN MILLIONS


                                                                     NON-
                                                    SUBSIDIARY     GUARANTOR      PARENT
                                                    GUARANTORS    SUBSIDIARIES     ONLY      ELIMINATIONS    CONSOLIDATED
                                                   ------------  --------------  --------   --------------  --------------
Net sales                                            $   620.2    $    622.7     $    --     $   (106.3)     $   1,136.6
Cost of sales                                            553.1         543.1         8.1         (106.3)           998.0
                                                   ------------  --------------  --------   --------------  --------------
    Gross profit                                          67.1          79.6        (8.1)            --            138.6
                                                   ------------  --------------  --------   --------------  --------------
Selling, general and administrative expenses              12.9          25.5        26.2             --             64.6
Research, development and engineering expenses            43.1          24.2         5.4             --             72.7
Impairment charges                                          --         135.2          --             --            135.2
Amortization of intangibles                               15.5           2.9        (0.8)            --             17.6
                                                   ------------  --------------  --------   --------------  --------------
    Operating income (loss)                               (4.4)       (108.2)      (38.9)            --           (151.5)
Interest expense                                            --           6.4        59.8             --             66.2
Other income (expense), net                               (1.8)         11.3        (9.4)           0.9              1.0
                                                   ------------  --------------  --------   --------------  --------------
  Earnings (loss) before income taxes and
   distributions on Company obligated
   mandatorily redeemable convertible
   preferred securities                                   (6.2)       (103.3)     (108.1)           0.9           (216.7)
Income taxes (benefit)                                      --           4.9          --             --              4.9
Distributions on Company obligated
  mandatorily redeemable convertible
  preferred securities                                      --            --        13.1             --             13.1
                                                   ------------  --------------  --------   --------------  --------------
    Net earnings (loss)                              $    (6.2)   $   (108.2)    $(121.2)       $    0.9      $   (234.7)
                                                   ============  ==============  ========   ==============  ==============




                    BREED TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                        THREE MONTHS ENDED MARCH 31, 1998
                                   (Unaudited)
                                   IN MILLIONS


                                                                      NON-
                                                   SUBSIDIARY      GUARANTOR       PARENT
                                                   GUARANTORS     SUBSIDIARIES      ONLY      ELIMINATIONS    CONSOLIDATED
                                                 -------------   --------------  ---------   --------------  --------------
Net sales                                         $   269.3      $    194.0      $    --      $    (31.6)       $    431.7
Cost of sales                                         220.4           169.1         (1.0)          (31.7)            356.8
                                                 -------------   --------------  ---------   --------------  --------------
    Gross profit                                       48.9            24.9          1.0             0.1              74.9
                                                 -------------   --------------  ---------   --------------  --------------
Selling, general and administrative expenses            4.6            10.4          7.0             0.1              22.1
Research, development and engineering expenses         16.3             5.9          0.2              --              22.4
Repositioning and impairment charges                     --              --           --              --                --
In-process research and development expenses             --              --           --              --                --
Amortization of intangibles                             6.5             1.0         (0.7)             --               6.8
                                                 -------------   --------------  ---------   --------------  --------------
    Operating income (loss)                            21.5             7.6         (5.5)             --              23.6
Interest expense                                         --             2.5         25.7              --              28.2
Other income (expense), net                             2.0             1.4         (0.7)            0.1               2.8
                                                 -------------   --------------  ---------   --------------  --------------
  Loss before income taxes and distributions
    on Company obligated mandatorily redeemable
    convertible preferred securities                   23.5             6.5        (31.9)            0.1              (1.8)
Income taxes (benefit)                                  4.1             4.6        (13.1)             --              (4.4)
Distributions on Company obligated mandatorily
  redeemable convertible preferred securities            --              --          4.3              --               4.3
                                                 -------------   --------------  ---------   --------------  --------------
Earnings (loss) before extraordinary loss              19.4             1.9        (23.1)            0.1              (1.7)
Extraordinary loss, net of tax benefit of                --              --           --              --                --
  $1.4 million
                                                  -------------   --------------  ---------   --------------  --------------
    Net earnings (loss)                           $    19.4       $     1.9      $ (23.1)      $     0.1         $    (1.7)




                    BREED TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                        NINE MONTHS ENDED MARCH 31, 1998
                                   (Unaudited)
                                   IN MILLIONS


                                                                    NON-
                                                  SUBSIDIARY       GUARANTOR       PARENT
                                                  GUARANTORS      SUBSIDIARIES      ONLY      ELIMINATIONS    CONSOLIDATED
                                                 ------------    --------------   --------   --------------  --------------
Net sales                                         $   567.8       $    488.0     $    --      $    (88.2)      $    967.6
Cost of sales                                         484.9            431.0        (1.6)          (78.2)           836.1
                                                 ------------    --------------   --------   --------------  --------------
    Gross profit                                       82.9             57.0         1.6           (10.0)           131.5
                                                 ------------    --------------   --------   --------------  --------------
Selling, general and administrative expenses            9.9             29.8        20.0              --             59.7
Research, development and engineering expenses         24.5             12.7        12.7              --             49.9
Repositioning and impairment charges                  (15.2)             1.9       282.8           (10.0)           259.5
In-process research and development charges            77.5               --          --              --             77.5
Amortization of intangibles                            10.8              3.1        (1.2)             --             12.7
                                                 ------------    --------------   --------   --------------  --------------
    Operating loss                                    (24.6)             9.5      (312.7)             --           (327.8)
Interest expense                                         --              5.7        58.0              --             63.7
Other income (expense), net                             3.3              0.3        (0.6)           (0.2)             2.8
                                                 ------------    --------------   --------   --------------  --------------
  Loss before income taxes and distributions
    on Company obligated mandatorily redeemable
    convertible preferred securities                  (21.3)             4.1      (371.3)           (0.2)          (388.7)
Income taxes (benefit)                                  7.6              6.3       (68.2)             --            (54.3)
Distributions on Company obligated mandatorily
 redeemable convertible preferred securities             --               --         5.7              --              5.7
                                                 ------------    --------------   --------   --------------  --------------
Earnings (loss) before extraordinary loss             (28.9)            (2.2)     (308.8)           (0.2)          (340.1)
Extraordinary loss, net of tax benefit of                --               --         0.7              --              0.7
  $0.4 million
                                                 ------------    --------------   --------   --------------  --------------
    Net loss                                      $   (28.9)       $    (2.2)    $(309.5)      $    (0.2)      $   (340.8)
                                                 ============    ==============   ========   ==============  ==============




                    BREED TECHNOLOGIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENT OF CASH FLOW
                        NINE MONTHS ENDED MARCH 31, 1999
                                   (Unaudited)
                                   IN MILLIONS


                                                                      NON-
                                                   SUBSIDIARY      GUARANTOR       PARENT
                                                   GUARANTORS     SUBSIDIARIES      ONLY      ELIMINATIONS    CONSOLIDATED
                                                  ------------   --------------   --------   --------------  --------------
Cash flows from operating activities:
  Net earnings (loss)                              $     5.5      $   (106.4)    $ (134.7)      $     0.9      $   (234.7)
Adjustments to reconcile net earnings (loss)
 to net cash provided by (used in) operating
 activities:
  Depreciation and amortization                         32.7            22.1          0.8              --            55.6
  Changes in working capital items and other            (8.7)          102.4         46.2            (0.9)          139.0
                                                  ------------   --------------   --------   --------------  --------------
  Net cash provided by (used in) operating activities   29.5            18.1        (87.7)             --           (40.1)
                                                  ------------   --------------   --------   --------------  --------------
Cash flows from investing activities:
  Capital expenditures                                 (21.0)          (19.8)       (10.0)             --           (50.8)
  Proceeds from sale of assets                           1.1             3.4           --              --             4.5
                                                  ------------   --------------   --------   --------------  --------------
  Net cash (used in) investing activities              (19.9)          (16.4)       (10.0)             --           (46.3)
                                                  ------------   --------------   --------   --------------  --------------
Cash flows from financing activities:
    Proceeds from debt                                    --             5.2        484.3              --           489.5
    Repayment of debt                                   (5.8)          (15.2)      (411.3)             --          (432.3)
                                                  ------------   --------------   --------   --------------  --------------
  Net cash provided by (used in) financing activities   (5.8)          (10.0)        73.0              --            57.2
                                                  ------------   --------------   --------   --------------  --------------
Effect of exchange rate changes on cash                   --            10.7           --              --            10.7
                                                  ------------   --------------   --------   --------------  --------------
Increase (decrease) in cash and cash                     3.8             2.4        (24.7)             --           (18.5)
equivalents
Cash and cash equivalents at beginning of period       (22.9)           19.0         48.3              --            44.4
                                                  ------------   --------------   --------   --------------  --------------
Cash and cash equivalents at end of period         $   (19.1)     $     21.4     $   23.6       $      --      $     25.9
                                                  ============   ==============   ========   ==============  ==============


                    BREED TECHNOLOGIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENT OF CASH FLOW
                        NINE MONTHS ENDED MARCH 31, 1998
                                   (Unaudited)
                                   IN MILLIONS


                                                                       NON-
                                                      SUBSIDIARY    GUARANTOR      PARENT
                                                      GUARANTORS   SUBSIDIARIES     ONLY      ELIMINATIONS    CONSOLIDATED
                                                    -------------  ------------  ---------   --------------   ------------
Cash flows from operating activities:
    Net loss                                          $   (28.5)     $   (1.1)    $ (311.0)     $    (0.2)     $   (340.8)
Adjustments to reconcile net loss to net
 cash provided by (used in) operating
 activities:
    Depreciation and amortization                          26.6          16.8           --             --            43.4
    Changes in working capital items and other             (7.4)         10.4        264.3            0.2           267.5
                                                    -------------  ------------  ---------   --------------   ------------
    Net cash provided by (used in)operating activities     (9.3)         26.1        (46.7)            --           (29.9)
                                                    -------------  ------------  ---------   --------------   ------------
Cash flows from investing activities:
    Cost of acquisitions and capital expenditures         (19.9)        (33.6)      (706.6)            --          (760.1)
    Proceeds from sale of assets                            1.9           2.3                                         4.2
                                                    -------------  ------------  ---------   --------------   ------------
    Net cash (used in) investing activities               (18.0)        (31.3)      (706.6)            --          (755.9)
                                                    -------------  ------------  ---------   --------------   ------------
Cash flows from financing activities:
    Proceeds from debt                                      --           15.6      1,166.4             --         1,182.0
    Proceeds from Preference Stock issuance                 --             --        554.0             --           554.0
    Repayment of debt                                     (6.2)            --       (716.1)            --          (722.3)
    Redemption of Preference Stock                          --             --       (210.0)            --          (210.0)
    Cash dividends paid                                     --             --         (2.2)            --            (2.2)
    Proceeds from common stock issued                       --             --          1.6             --             1.6
                                                    -------------  ------------  ---------   --------------   ------------
    Net cash provided by financing activities             (6.2)          15.6        793.7             --           803.1
                                                    -------------  ------------  ---------   --------------   ------------
Effect of exchange rate changes on cash                     --          (11.9)          --             --           (11.9)
                                                    -------------  ------------  ---------   --------------   ------------
Increase (decrease) in cash and cash equivalents         (33.5)          (1.5)        40.4             --             5.4
Cash and cash equivalents at beginning of period            --           20.0         (1.3)            --            18.7
                                                    -------------  ------------  ---------   --------------   ------------
Cash and cash equivalents at end of period           $   (33.5)     $    18.5     $   39.1      $      --      $     24.1
                                                    =============  ============  =========   ==============   ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

IMPLEMENTATION OF REPOSITIONING PROGRAM

The Company formulated the Repositioning Program during the quarter ended December 31, 1997. As of March 31, 1999, the Company had reduced its global work force by approximately 4,998 employees (compared to a net reduction of approximately 4,300 employees as of December 31, 1998) and closed and/or sold approximately 45 manufacturing facilities. During the nine months ended March 31, 1999, the Company incurred disruption costs of approximately $6.3 million associated with closing and relocating manufacturing facilities in connection with the Repositioning Program. These costs were included in cost of sales. The Company's Repositioning Program has been substantially completed as of March 31, 1999 with the remaining repositioning actions, such as the sale of Gallino Plastics (see Note 9) to be completed by June 30, 1999.

As of March 31, 1999, actions taken by the Company in connection with the Repositioning Program have resulted in approximately $97.6 million in annual cost savings to the Company. The benefit of cost savings realized to date has been substantially offset by costs associated with an unusually high number of product launches commenced during the three months ended September 30, 1998. In addition, the Company believes that the benefit of anticipated cost savings during fiscal 1999 attributable to the Repositioning Program will be further offset in part due to the deteriorating business conditions at United Steering Systmes, Custom Trim and the seat belt business acquired from AlliedSignal.

PRODUCT LAUNCHES

The Company's results of operations for the nine months ended March 31, 1999 were adversely impacted by a number of factors including higher costs associated with an unusually high number of product launches commenced during the three months ended September 30, 1998. During the three months ended September 30, 1998, the Company launched 44 products compared to 10 products launched during the three months ended September 30, 1997 and an average of 15 products launched during the second, third and fourth quarters of fiscal 1998 (which includes product launches attributable to SRS, which was acquired on October 30, 1997). A "launch" means the start of production of a product and the related activities including, among other things, manufacturing, engineering, quality, sales and administrative support necessary to bring a product into production. A "launch" continues until such time as the Company is able to meet the customer's quality and volume requirements for the product on a consistent basis with normal production resources and is typically a resource intensive and complex process.

As a result of the higher than normal number of launches commenced during the nine months ended March 31, 1999, the Company was required to allocate resources during the period to such launches that would have otherwise been directed towards implementing the Repositioning Program. For example, the Company could not implement scheduled personnel reductions during such period pursuant to the Repositioning Program and, in some instances, additional personnel were hired to support these launches. In addition, the Company incurred significant costs associated with (i) premium freight (both in receiving materials from vendors and shipping products to customers) as a result of these product launches and
(ii) generally higher material content requirements in connection with launches relating to seatbelt and airbag programs. To address the increased costs relating to higher material content requirements, the Company is seeking customer approval of certain engineering changes with respect to certain programs that the Company believes will lower material costs for such programs, has sought price reductions from certain vendors and, in some cases, has increased prices for subject products. As a result of the reallocation of resources and these significant costs, these launches adversely impacted the Company's results of operations for the three and nine months ended March 31, 1999 and partially offset the benefit of cost savings realized under the Repositioning Program to date.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

Net sales decreased 7% to $401.2 million for the three months ended March 31, 1999 from $431.7 million for the three months ended March 31, 1998. The decrease in net sales was primarily due to lower sales in airbags of approximately $16.0 million, the continued decline in EMS sensor sales, lower sales in the steering wheel division, primarily in Europe, of $3.2 million and the sale of Italtest on January 1, 1999. These decreases were partially offset by increased sales of seat belts compared to the prior year quarter.

EMS sensors sales decreased 48% to $13.9 million for the three months ended March 31, 1999 from $26.6 million for the three months ended March 31, 1998. This decrease was primarily due to lower demand as major customers continued to shift from EMS sensors to electronic sensors. The Company believes that sales of EMS sensors will continue to decline in the foreseeable future and are not expected to have a material impact on the Company's future results.

Cost of sales was flat at $357.0 million for the three months ended March 31, 1999 compared to $356.8 million for the three months ended March 31, 1998. Despite the decrease in sales during the quarter compared to last year, cost of sales remained flat due to an increase in cost of sales in the seat belt division due to the new product launches with higher production costs.

Gross profit decreased 41% to $44.2 million for the three months ended March 31, 1999 from $74.9 million for the three months ended March 31, 1998. Gross profit as a percentage of net sales was 11% for the three months ended March 31, 1999 compared to 17% for the three months ended March 31, 1998. This decrease in gross profit as a percentage of net sales during the three months ended March 31, 1999 was due to (i) a shift in product mix to a higher proportion of products with lower average margins, primarily seat belts, than the average margin attributable to products sold by the Company during the three months ended March 31, 1998 and (ii) a shift in product mix from high margin EMS sensors to lower margin products .

Selling, general and administrative expenses decreased 7% to $20.5 million for the three months ended March 31, 1999 from $22.1 million for the three months ended March 31, 1998. The decrease was attributable to generally lower selling, general and administrative expenses company wide due to cost savings as a result of the Company's Repositioning Program.

Research, development and engineering expenses increased 4% to $23.3 million for the three months ended March 31, 1999 from $22.4 million for the three months ended March 31, 1998. This increase reflected increased costs associated with HS Technik and Design, which was acquired in May 1998, and an increase in spending for new product development, additional application engineering costs associated with future product launches, increasing demand for more sophisticated safety systems by our customers and to meet government regulated specifications. This increase was partially offset by cost savings relating to reduced headcount and related expenses as a result of the Repositioning Program.

Amortization of intangibles decreased by $1.0 million during the three months ended March 31, 1999. The decrease in amortization expense was primarily due to refinement of the allocation of Purchase Price associated with the SRS acquisition.

Operating loss excluding impairment charges for the three months ended March 31, 1999 was $5.4 million compared to an operating profit of $23.6 million for the three months ended March 31, 1998. Operating loss as a percentage of net sales was (1)% for the three months ended March 31, 1999 compared to a profit of 5% for the three months ended March 31, 1998. The operating loss was primarily due to lower sales volume and lower gross profit margin due to higher seat belt production costs and declining EMS sensor sales and the one time charge for impairment of $135.2 million in European seat belt operations (See Note 10).

Interest expense including the distribution on the redeemable convertible preferred securities for the three months ended March 31, 1999 decreased 15% to $27.5 million. This decrease was primarily due to slightly lower average interest rates during the third quarter this year versus third quarter last year as well as lower bank fees.

During the three months ended March 31, 1999, the Company recorded a foreign tax expense in the amount of $3.1 million. No tax benefit was recognized for either domestic or foreign purposes due to the provisions of SFAS No. 109. SFAS No. 109 states that a valuation allowance is recognized if, it is more likely than not, some portion or all of the deferred tax asset will not be realized. For both domestic and foreign jurisdictions, a valuation allowance for the deferred income tax benefit related to the current loss incurred has been recorded.

RESULTS OF OPERATIONS

NINE MONTHS ENDED MARCH 31, 1999 COMPARED TO NINE MONTHS ENDED MARCH 31, 1998

Net sales increased 17% to $1,136.6 million for the nine months ended March 31, 1999 from $967.6 million for the nine months ended March 31, 1998. The increase in net sales was due to the acquisition of SRS on October 30, 1997, which accounted for approximately $267.4 million of the increase in net sales for the nine months ended March 31, 1999.

EMS sensors sales decreased 47% to $43.1 million for the nine months ended March 31, 1999 from $81.3 million for the nine months ended March 31, 1998. This decrease was primarily due to lower demand as major customers continued to shift from EMS sensors to electronic sensors.. The Company believes that sales of EMS sensors will continue to decline in the foreseeable future and are not expected to have a material impact on the Company's future results.

Cost of sales increased 19% to $998.0 million for the nine months ended March 31, 1999 from $836.1 million for the nine months ended March 31, 1998. The increase reflects additional production costs for the nine months ended March 31, 1999 resulting from the acquisition of SRS in fiscal 1998 and the unusually high number of product launches commenced during the three months ended September 30, 1998. See discussion above under "Product Launches". This increase in production costs was partially offset by lower cost of sales associated with the loss of sales volume as discussed above and a reduction in production costs as a result of actions taken under the Repositioning Program. In addition, the Company incurred approximately $6.3 million during the nine months ended March 31, 1999 related to disruption costs associated with the closing of manufacturing facilities in connection with the Repositioning Program, as well as a $1.3 million charge relating to settlement of a warranty claim.

Gross profit increased 5% to $138.6 million for the nine months ended March 31, 1999 from $131.5 million for the nine months ended March 31, 1998. Gross profit as a percentage of net sales was 12% for the nine months ended March 31, 1999 compared to 14% for the nine months ended March 31, 1998. Gross profit for the nine months ended March 31, 1998 reflected a $28.4 million charge against cost of sales relating to manufacturing processes acquired in connection with the SRS acquisition that were exited. Excluding this charge, gross profit as a percentage of net sales for the nine months ended March 31, 1998 would have been 17% compared to 12% for the nine months ended March 31, 1999. This decrease in gross profit as a percentage of net sales was due to (i) a shift in product mix to a higher proportion of products with lower average margins, primarily seat belts, than the average margin, attributable to products sold by the Company during the nine months ended March 31, 1998, (ii) a shift in product mix from EMS sensors to lower margin products, and (iii) higher production costs associated with the unusually high number of product launches commenced during the three months ended September 30, 1998.

Selling, general and administrative expenses increased 8.0% to $64.6 million for the nine months ended March 31, 1999 from $59.7 million for the nine months ended March 31, 1998. The increase was primarily attributable to expenses aggregating $1.1 million incurred to settle a claim relating to the Lemelson bar coding patent, costs associated with SRS, which was acquired in October 1997, and bad debt expenses aggregating $0.6 million. This increase in selling, general and administrative expenses was partially offset by cost savings associated with the Repositioning Program.

Research, development and engineering expenses increased 46% to $72.7 million for the nine months ended March 31, 1999 from $49.9 million for the nine months ended March 31, 1998. This increase reflected increased costs associated with the ongoing activities of SRS, which was acquired in October 1997, and HS Technik and Design, which was acquired in May 1998, and an increase in spending for new product development, additional application engineering costs associated with future product launches, increasing demand for more sophisticated safety systems by our customers, and to meet government regulated specifications. This increase was partially offset by cost savings relating to reduced headcount and related expenses as a result of the Repositioning Program.

Amortization of intangibles increased by $4.9 million during the nine months ended March 31, 1999. The increase in amortization expense was primarily the result of the goodwill and other intangibles associated with the acquisition of SRS.

Operating loss for the nine months ended March 31, 1999 was $151.5 million compared to $327.8 million for the nine months ended March 31, 1998. Operating loss as a percentage of net sales was (13)% for the nine months ended March 31, 1999 compared to (34)% for the nine months ended March 31, 1998. The operating loss for the nine months ended March 31, 1998 includes $365.4 million in one-time charges: (i) $259.5 million of repositioning and impairment charges,
(ii) a $77.5 million charge relating to the write-off of certain in-process research and development, and (iii) a $28.4 million charge against cost of sales for inventory and long-term contracts relating to manufacturing processes that will be exited. Excluding these $365.4 million of charges, the decrease in operating income was primarily due to the shift in product mix, product launches and disruption costs discussed above and the one time charge for impairment of $135.2 million in European seat belt operations.

Interest expense including the distribution on the redeemable convertible preferred securities for the nine months ended March 31, 1999 increased 13% to $78.3 million as compared to the nine months ended March 31, 1998. This increase in interest expense was primarily due to the increase in average borrowings outstanding as a result of the acquisition of SRS in October 1997. This increase was offset partially by interest savings resulting from voluntary debt reductions.

During the nine months ended March 31, 1999 the Company recorded a foreign tax expense of $5.4 million which was partially offset by a $0.5 million domestic benefit for a tax credit. No other tax benefit was recognized for either domestic or foreign purposes due to the provisions of SFAS No. 109. SFAS No. 109 states that a valuation allowance is recognized if, it is more likely than not, some portion or all of the deferred tax asset will not be realized. For both domestic and foreign jurisdictions, a valuation allowance for the deferred income tax benefit related to the current loss incurred has been recorded.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary cash requirements are for working capital, servicing the Company's indebtedness and capital expenditures. The Company intends to fund these cash needs with cash from operations together with borrowings available under its credit facility. On April 28, 1998, the Company entered into a new $675.0 million credit facility.

On April 28, 1998, the Company entered into a new $675.0 million credit facility. At March 31, 1999, the Company had an aggregate of $580.0 million of borrowings outstanding under the credit facility, which bore interest at a weighted average rate of 8.1725% per annum at such date, and had aggregate borrowing availability thereunder of $14.0 million. Because the Company would have been in violation of certain financial covenants in the loan agreement relating to the credit facility as of March 31, 1999, the Company obtained a waiver of these covenants from the lenders that was effective from March 30, 1999 through June 29, 1999 (the "Fourth Waiver"). Pursuant to the Fourth Waiver, the maximum borrowing availability under the company's revolving line of credit was decreased from its original level of $150.0 million (including letters of credit) to $125.0 million (including letters of credit). The Company paid the lenders fees aggregating $1.1 million in connection with the Fourth Waiver.

On March 3, 1999 the Company obtained an additional waiver (the "Third Waiver") in anticipation of the Company's disposition of its Gallino Plastics business. The Third Waiver provided for the release from the credit facility's negative pledge provision limiting the Company's ability to pledge its retained interest in the new joint venture formed as a result of the disposition of the Gallino Plastics business and removed certain restrictions that would have limited the Company's ability to transfer the shares of its FAS S.p.A. and A.P. Co. S.r.l. subsidiaries which are an integral part of the Gallino Plastics business. (See the Subsequent Events Section as it relates to the Gallino Plastics business.)

On February 11, 1999, the Company obtained a waiver (the "Second Waiver") of the net worth covenant in the loan agreement relating to the credit facility as well as an event of default that existed due to the Company's failure to register certain securities as required under certain agreements to which it is a party. The Second Waiver was effective from February 13, 1999 through March 30, 1999. In connection with the Second Waiver, the maximum borrowing availability under the revolving line of credit was increased to $125.0 million (including letters of credit) from $110.0 million (including letters of credit) previously established at the granting of the "First Waiver" discussed below. The Company paid the lenders fees aggregating $1.3 million in connection with the Second Waiver.

On December 31, 1998 the Company obtained a waiver (the "First Waiver") of the net worth covenant in the loan agreement relating to the credit facility. The First Waiver was effective from December 30, 1998 through February 12, 1999. Pursuant to the First Waiver, the maximum borrowing availability under the Company's revolving line of credit was decreased from $150.0 million (including letters of credit) to $110.0 million (including letters of credit).

Although the Company intends to negotiate the necessary amendments on additional waivers with its lenders, there can be no assurance that it will be able to do so. Any amendment to the loan agreement must be approved by the lenders holding more than 50% of the commitments and borrowings outstanding under the credit facility. In the absence of a further waiver or an amendment to the loan agreement, after June 29, 1999, the lenders would be entitled to exercise all of their rights under the loan agreement including, without limitation, declaring all amounts outstanding under the credit facility immediately due and payable and/or exercising their rights with respect to the collateral securing the credit facility which consists of, among other things, substantially all of the real and personal property of the Company and its subsidiaries.

If the Company is unable to obtain a further waiver or amendment to the loan agreement, the Company may not have sufficient cash to meet its working capital, debt service and capital expenditure needs beyond June 29, 1999, in which case, the Company may be required to obtain financing from other sources. There can be no assurance that such financing will be available or, if available, that it will be on terms satisfactory to the Company. Consequently, the inability to obtain any such waiver, amendment or alternative financing would have a material adverse effect on the Company's financial condition and results of operations.

Until such time as the credit facility is amended as discussed above or all amounts outstanding under the credit facility are repaid in full, borrowings outstanding under the credit facility will be classified as a current liability on the Company's consolidated balance sheet.

On April 28, 1998, the Company issued and sold an aggregate of $330 million of its 9.25% Senior Subordinated Notes due 2008 (the "Notes") in a private transaction under Rule 144A under the Securities Act of 1933, as amended (the "Securities Act") (the "Notes Offering"). In connection with the Notes Offering, the Company entered into a registration rights agreement (the "Notes Agreement") pursuant to which it agreed to offer to exchange the Notes for substantially identical 9.25% Senior Subordinated Notes due 2008 registered under the Securities Act (the "Exchange Offer"). Pursuant to the Notes Agreement, the Company was required to complete the Exchange Offer by the date 180 days after April 28, 1998 (the "Closing Date"). The Company filed the registration statement relating to the Exchange Offer on June 24, 1998. Because the Exchange Offer had not been consummated on or prior to the date 180 days after the Closing Date as required under the Notes Agreement, the interest rate borne by the Notes increased pursuant to the Notes Agreement by 0.25% on the 181st day after the Closing Date. The interest rate increased thereafter by 0.25% on the 1st day of each subsequent 90-day period. The Notes bore interest at a rate of 9.75% per annum at March 31, 1999. The Exchange Offer was completed on April 12, 1999 restoring the interest rate with respect to the notes to the original rate of 9.25% as of April 12, 1999.

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

The Shelf Registration Statement was declared effective on March 11, 1999 and the interest rate borne by the Notes and the Convertible Debentures and the distribution rate in respect of the Preferred Securities was reduced to the original amounts on March 11, 1999.

On May 12, 1999, the Company gave notice to BTI Capital Trust of its selection of an Extension Period. Payments of interest on the Debt Securities will be deferred, and no interest shall be due and payable during the Extension Period the Company has selected. The Extension Period will not exceed 20 consecutive quarters, including the quarter ending June 30, 1999, and no future payments will be made during this time until further notice. As a result, BTI will defer the quarterly dividend payment due May 15, 1999 relating to its convertible preferred holders as permitted under the trust instrument.

Capital expenditures aggregated $50.8 million for the nine months ended March 31, 1999. Investments continue to be made to support productivity improvements, cost reduction programs, finance new program launches, capital needs to improve manufacturing efficiency and added capability for existing and new products and reconfigurations of manufacturing facilities relating to the Repositioning Program. The Company estimates that capital expenditures will aggregate approximately $14.0 million during the remainder of fiscal 1999. Cash investments in BSRS during the period were not material. The Company's ability to invest in BSRS is limited under the Company's credit facility and the Senior Subordinated Notes due 2008.

The Company has market risk exposure from the impact of interest rate changes. The Company has elected to manage this risk through the maturity structure of its borrowings and through the use of interest rate swap and cap instruments. Currently, interest rates affecting approximately 33% of the Company's debt will vary directly with market rates due to the short-term nature of its maturity and the absence of interest rate management instruments associated with this debt. Given the Company's present exposure to rate movements, each 0.5% change in rates will impact interest approximately $1.5 million annually. This analysis considers only the impact of the hypothetical interest rate changes and not the overall economic activity impacting the Company.

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

REMEDIATION All but two critical systems had been remediated by March 1999, with the two remaining systems' remediation efforts expected to be completed by June 1999. The Company will continue to address remediation of other systems on a prioritized basis thereafter.

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

For its information technology exposures, once software is reprogrammed and replaced for a system, the Company begins testing and implementation. These phases run concurrently for different systems. Except for two, completion of the remediation phase for all significant systems was completed by March 31, 1999, with all remediated systems to be fully tested and implemented by August 31, 1999. The remediation of operating equipment is significantly more difficult than the remediation of the information technology systems because some of the manufacturers of that equipment are no longer in business. Testing of this equipment is also more difficult than the testing of the information technology systems. Once testing is complete, the operating equipment is ready for immediate use. The Company completed its remediation efforts by March 31, 1999. Testing and implementation of all critical equipment is expected to be completed by June 30, 1999.

The Company is in the process of working with suppliers and customers to ensure that the Company's systems that interface directly with third parties are Year 2000 compliant by December 31, 1999. The Company has completed its assessment efforts. Testing of all significant material systems was completed by March 31, 1999. Implementation is expected to be completed by June 30, 1999. Each vendor queried believed its order entry and inventory management systems would be Year 2000 compliant by the end of 1999.

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

The Company will utilize both internal and external resources to reprogram or replace, test and implement the software and operating equipment for Year 2000 modifications. The total cost of the Year 2000 project is estimated at $7 million and is being funded with cash from operations. To date, the Company has incurred approximately $4.5 million ($4.5 million expensed) relating to all phases of the Year 2000 project. Of the total remaining project costs, the remaining $2.5 million relates to repair of hardware and software and will be expensed as incurred.

The Company's plan to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, and other factors. Estimates on the status of completion and the expected completion dates are based on costs incurred to date compared to total expected costs. However, there can be no guarantee these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

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

Although the Company has not yet developed a comprehensive contingency plan to address situations that may result if the Company or the third parties upon which the Company is dependent are unable to achieve Year 2000 readiness, the Company's Year 2000 compliance program is ongoing and its ultimate scope, as well as the consideration of contingency plans, will continue to be evaluated as new information becomes available.

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

                                 PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company reported the matter entitled TAKATA CORPORATION ("TAKATA") V. ALLIEDSIGNAL, INC. AND BREED TECHNOLOGIES, INC. (United States District Court, District of Delaware, case no. 98-94) (the "Original Complaint") in Part II,
Item 3, "Legal Proceedings" of its 10K/A for the fiscal year ended June 30, 1998. The Original Complaint alleged patent infringement on the part of the Company relating to the production of two seat belt retractors formerly manufactured by AlliedSignal and now manufactured by the Company. The suit sought monetary damages and injunctive relief. Under the Asset Purchase Agreement relating to the SRS Acquisition (the "APA"), AlliedSignal is required to indemnify the Company (on a net after tax basis) against any monetary damages incurred by the Company in connection with this lawsuit, including any reasonable royalties that might be paid in respect of sales made through February 2000. The complaint was subsequently amended to include allegations of infringement relating to four additional products ("Subsequent Claims"). These claims are subject to partial indemnification by AlliedSignal under the APA. During the quarter ended March 31, 1999, the Company settled all of the four Subsequent Claims through a mutual release of claims as to certain of the products and by securing license agreements with Takata which permit the Company to manufacture the products for paid up and/or (depending upon volumes) continuing royalties. The licenses, in the belief of management, will not have a material adverse effect on the Company's financial condition or results of operation. The subject of the Original Complaint remains responsibility of AlliedSignal under the APA.

CENTOCO HOLDINGS LIMITED AND KS CENTOCO LTD. V. MAGNA INTERNATIONAL, INC., FRANK STRONACH, MST AUTOMOTIVE, INC., MST AUTOMOTIVE OF AMERICA, INC., ACTS-ADVANCED CAR TECHNOLOGY SYSTEMS, GMBH & CO. KG, TRW, INC. TRW AUTOMOTIVE SAFETY SYSTEMS, GMBH, SIEMENS AG, BSRS RESTRAINT SYSTEMS INTERNATIONAL, GMBH & CO KG, BSRS RESTRAINT SYSTEMS L.P. AND BREED TECHNOLOGIES, INC. ONTARIO COURT OF JUSTICE (GENERAL DIVISION), FILE NO. 97-GD-41605. On or about March 11, 1999, a number of parties, including the Company, were added to pending litigation in the aforementioned matter. The lawsuit is based upon alleged violations of intellectual property rights related to airbag technology and seeks declaratory and injunctive relief, and damages in excess of $2.5 billion. The Complaint alleges that certain technology owned by the plaintiffs was improperly transferred to third parties through a complex series of licenses and corporate mergers. One of the alleged recipients of this technology is Siemens, A.G. The Company's only involvement in the case is as Siemens' partner in BSRS. While the outcome of this lawsuit cannot be predicted with certainty, based upon currently available information, the Company does not believe that this matter will have a material adverse effect on the Company's financial condition or results of operation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits

None

    (b)  Reports on Form 8-K

None

                                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Breed Technologies, Inc.
                                             (REGISTRANT)





                                      By:   /S/   JOHN C. SONTHEIMER
                                           ----------------------------
                                              John C. Sontheimer
                                              Chief Financial Officer